Form 10-Q
period 2021-03-31
Lerer Hippeau Acquisition Corp.
filed 2021-05-14
CIK 1841948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to________________

Commission File Number: 001-40168

LERER HIPPEAU ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1418494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Crosby Street, Suite 201 New York, New York	10012
(Address Of Principal Executive Offices)	(Zip Code)

(646) 237- 4837

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	LHAA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 14, 2021, 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

LERER HIPPEAU ACQUISITION CORP.

Form 10-Q

For the Period From January 12, 2021 (Inception) Through March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LERER HIPPEAU ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

Assets:
Current assets:
Cash	$2,157,623
Prepaid expenses	883,372

Total current assets	3,040,995
Investments held in Trust Account	222,665,088

Total Assets	$225,706,083

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,261,862
Accrued expenses	74,321
Franchise tax payable	32,672

Total current liabilities	1,368,855
Deferred underwriting commissions	7,793,165

Total liabilities	9,162,020
Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,154,406 shares subject to possible redemption at $10.00 per share	211,544,060
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,797,103 shares issued and outstanding (excluding 21,154,406 shares subject to possible redemption)	180
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding	557
Additional paid-in capital	5,117,861
Accumulated deficit	(118,595)

Total stockholders’ equity	5,000,003

Total Liabilities and Stockholders’ Equity	$225,706,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Period from January 12, 2021 (inception) through March 31, 2021

General and administrative expenses	$80,774
Administrative expenses—related party	8,387
Franchise tax expenses	32,672

Loss from operations	(121,833)
Gain on investments held in Trust Account	3,238

Net loss	$(118,595)

Basic and diluted weighted average shares outstanding of Class A redeemable common stock	22,266,185

Basic and diluted net income per share, Class A redeemable common stock	$—

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,405,535

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 12, 2021 (inception) through March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of shares in initial public offering, gross	22,266,185	2,227	—	—	222,659,623	—	222,661,850
Offering costs	—	—	—	—	(12,877,432)	—	(12,877,432)
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Common stock subject to possible redemption	(21,154,406)	(2,116)	—	—	(211,541,944)	—	(211,544,060)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance - March 31, 2021 (unaudited)	1,797,103	$180	5,566,546	$557	$5,117,861	$(118,595)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 12, 2021 (inception) through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(118,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(3,238)
Changes in operating assets and liabilities:
Prepaid expenses	(883,372)
Accounts payable	943,568
Accrued expenses	4,321
Franchise tax payable	32,672

Net cash used in operating activities	(24,644)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,661,850)

Net cash used in investing activities	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payment to related party	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	222,661,850
Proceeds received from private placement	6,853,240
Offering costs paid	(4,630,880)

Net cash provided by financing activities	224,844,117

Net increase in cash	2,157,623
Cash—beginning of the period	—

Cash—end of the period	$2,157,623

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$318,294

Offering costs included in accrued expenses	$70,000

Offering costs paid by related party under promissory note	$65,093

Deferred underwriting commissions in connection with the initial public offering	$7,793,165

Initial value of Class A common stock subject to possible redemption	$211,596,640

Change in value of Class A common stock subject to possible redemption	$(52,580)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Lerer Hippeau Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through March 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is LHAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 685,324 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $222.7 million ($10.00 per Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.2 million in its operating bank account, and working capital of approximately $1.7 million (not taking into account approximately $33,000 in tax obligations that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 12, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement(s) and notes thereto included in the Company’s final prospectus and Form 8-K filed with the SEC on March 5, 2021 and March 10, 2021, respectively.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 held outside the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investment Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, 21,154,406 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the period from January 12, 2021(inception) through March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $25,000 with a full valuation recorded against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share of common stock

Net income per share of common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A redeemable common stock is calculated by dividing the gain on investments held in the Trust Account of approximately $3,000, net of applicable taxes available to be withdrawn from the Trust Account, which was $0 for the period from January 12, 2021 (inception) through March 31, 2021, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class A and Class B non-redeemable common stock is calculated by dividing the net loss of approximately $119,000, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 12, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

On March 9, 2021, the Company consummated its Initial Public Offering of 22,266,185 Public Shares, including the issuance of 2,266,185 Public Shares as a result of the underwriters’ partial exercise of its over-allotment option, at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On January 20, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of its option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 685,324 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.9 million. A portion of the proceeds from the sale of the Private Placement Shares to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On January 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $65,000 under the Note and on March 11, 2021, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NASDAQ and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

During the period from January 12, 2021 (inception) through March 31, 2021, the Company incurred approximately $8,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying statement of operations. As of March 31, 2021, we have outstanding approximately $8,000 in included in accounts payable on the unaudited condensed balance sheet related to these expenses.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remaining of its option.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At March 31, 2021, there were no preferred stock issued or outstanding.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 1,797,103 shares of Class A common stock outstanding, excluding 21,154,406 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of its option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of March 31, 2021, there were 5,566,546 Class B shares of common stock issued and outstanding, none subject to forfeiture.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,665,088	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 12, 2021 (inception) through March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

LERER HIPPEAU ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Lerer Hippeau Acquisition Corp.,” “Lerer Hippeau,” “our,” “us” or “we” refer to Lerer Hippeau Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on January 12, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is LHAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, we consummated our Initial Public Offering of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 685,324 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $222.7 million ($10.00 per Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 9, 2023, or during any extended period of time that we may have to consummate a Business Combination as a result of an amendment to the Certificate of Incorporation (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $2.2 million in our operating bank account, and working capital of approximately $1.7 million.

Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from January 12, 2021 (inception) through March 31, 2021, we had net losses of approximately $119,000, which consisted of approximately $81,000 in general and administrative expenses, approximately $8,000 in administrative expenses – related party, approximately $33,000 in franchise tax expenses, offset by approximately $3,000 in gain on investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or us or their affiliates.

We incurred approximately $8,000 for expenses in connection with the administrative services agreement for the period from January 12, 2021 (inception) through March 31, 2021. As of March 31, 2021, we have $8,000 in accounts payable related to these expenses.

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remaining of its option.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A common stock subject to possible redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within ours control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, 21,154,406 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common shares

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods.

Our unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from January 12, 2021 (inception) through March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $119,000, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 12, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 5, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public Stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public Stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public Stockholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2021, we issued 5,750,000 Founder Shares to our Sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were sold to an accredited investor. The shares issued were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.004 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 685,324 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.9 million. A portion of the proceeds from the sale of the Private Placement Shares to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2021, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering and the partial exercise of the option to purchase additional Shares, $222,661,850 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Barclays Capital Inc. acted as the book running manager and Code Advisors LLC and Drexel Hamilton, LLC also served as underwriters in the Initial Public Offering.

We paid a total of approximately $5.1 million in underwriting discounts and commissions and other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $7.8 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2021	LERER HIPPEAU ACQUISITION CORP.
	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer