Form 10-Q
period 2021-06-30
Lerer Hippeau Acquisition Corp.
filed 2021-08-12
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	LHAA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
  ☒    No  ☐
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
12
, 2021, 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

LERER HIPPEAU ACQUISITION CORP.
Form
10-Q
For the Period From January 12, 2021 (inception) Through June 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 20201 and for the Period from January 12, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 12, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets:
Current assets:
Cash	$855,501
Prepaid expenses	795,355

Total current assets	1,650,856
Investments held in Trust Account	222,673,108

Total Assets	$224,323,964

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$56,527
Accrued expenses	104,000
Franchise tax payable	93,151

Total current liabilities	253,678
Deferred underwriting commissions in connection with the initial public offering	7,793,165

Total liabilities	8,046,843

Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,127,712 shares subject to possible redemption at $10.00 per share	211,277,120

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,823,797 shares issued and outstanding (excluding 21,127,712 shares subject to possible redemption)	182
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding	557
Additional paid-in capital	5,384,799
Accumulated deficit	(385,537)

Total stockholders’ equity	5,000,001

Total Liabilities and Stockholders’ Equity	$224,323,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period From January 12,
	For The Three Months Ended	2021 (inception) through
	June 30, 2021	June 30, 2021

General and administrative expenses	$184,483	$265,257
Administrative expenses - related party	30,000	38,387
Franchise tax expenses	60,479	93,151

Loss from operations	(274,962)	(396,795)
Gain on investments held in Trust Account	8,020	11,258

Net loss	$(266,942)	$(385,537)

Basic and diluted weighted average shares outstanding of Class A redeemable common stock	22,266,185	22,266,185

Basic and diluted net income per share, Class A redeemable common stock	$—	$—

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,251,870	5,880,946

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three
 Months Ended June 30, 2021 and the Period from January 12, 2021 (inception) through June 30, 2021

	Common Stock							Total Stockholders’ Equity
	Class A		Class B			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 12, 2021 (inception)	—	$—	—		$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000		575	24,425	—	25,000
Sale of shares in initial public offering, gross	22,266,185	2,227	—		—	222,659,623	—	222,661,850
Offering costs	—	—	—		—	(12,877,432)	—	(12,877,432)
Sale of private placement shares to Sponsor in private placement	685,324	69	—		—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)		(18)	18	—	—
Common stock subject to possible redemption	(21,154,406)	(2,116)	—		—	(211,541,944)	—	(211,544,060)
Net loss	—	—	—		—	—	(118,595)	(118,595)

Balance - March 31, 2021 (unaudited)	1,797,103	180	5,566,546		557	5,117,861	(118,595)	5,000,003
Common stock subject to possible redemption	26,694	2	—		—	266,938	—	266,940
Net loss	—	—	—		—	—	(266,942)	(266,942)

Balance - June 30, 2021 (unaudited)				$
	1,823,797	$182	5,566,546		557	5,384,799	(385,537)	5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 12, 2021 (inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(385,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(11,258)
Changes in operating assets and liabilities:
Prepaid expenses	(795,355)
Accounts payable	41,527
Accrued expenses	34,000
Franchise tax payable	93,151

Net cash used in operating activities	(1,023,472)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,661,850)

Net cash used in investing activities	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payment to related party	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	222,661,850
Proceeds received from private placement	6,853,240
Offering costs paid	(4,934,174)

Net cash provided by financing activities	224,540,823

Net increase in cash	855,501

Cash - beginning of the period	—

Cash - end of the period	$855,501

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$15,000

Offering costs included in accrued expenses	$70,000

Offering costs paid by related party under promissory note	$65,093

Deferred underwriting commissions in connection with the initial public offering	$7,793,165

Initial value of Class A common stock subject to possible redemption	$211,596,640

Change in value of Class A common stock subject to possible redemption	$(319,520)

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment
Company Act.

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share).

The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 9, 2023, or during any extended period of time that it may have to consummate a Business Combination as a result of an amendment to the Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to
 $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.5 million (not taking into account approximately $93,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from the
Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement(s) and notes thereto included in the Company’s final prospectus and Form
8-K
filed with the SEC on March 5, 2021 and March 1
5
, 2021, respectively.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information
.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the unaudited condensed balance sheet.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. These costs amount to approximately $12.9 million, consisting of approximately $4.5 million of underwriting fees, $7.8 million of deferred underwriting fees and $0.6 million of other offering costs.
Class A Common Stock Shares Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 21,127,712 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets in the amount of approximately $56,000 with a full valuation recorded against it.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net income (loss) per share of common stock
Net income (loss) per share of common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the periods presented.
The Company’s unaudited condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per share of common stock, basic and diluted for shares of Class A redeemable common stock is calculated by dividing the gain on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share of common stock, basic and diluted for shares of Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended June 30, 2021	For The Period From January 12, 2021 (inception) through June 30, 2021
Redeemable Class A Common stock
Numerator: Earnings allocable to Redeemable Class A Common stock
Gain on investments held in Trust Account	$8,020	$11,258
Less: Company’s portion available to be withdrawn to pay taxes	(8,020)	(11,258)

Net income attributable to Redeemable Class A Common stock	$—	$—

Denominator: Weighted average Redeemable Class A Common stock
Basic and diluted weighted average shares outstanding	22,266,185	22,266,185

Basic and diluted net income per share, Redeemable Class A Common stock	$—	$—

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Net Earnings allocable to Redeemable Class A C ommon stock
Net loss	$(266,942)	$(385,537)
Net income allocable to Redeemable Class A C ommon stock	—	—

Non-redeemable net loss	$(266,942)	$(385,537)

Denominator: weighted average Non-redeemable Class B C ommon stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B C ommon stock	6,251,870	5,880,946

Basic and diluted net loss per share, Non-redeemable Class B C ommon stock	$(0.04)	$(0.07)

Recent Accounting

Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception
, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 12, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement
s
.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Shares
Simultaneously with the closing
 of the Initial Public Offering, the Company consummated the Private Placement of 685,324
Private Placement Shares of Class A Common Stock, at a price of

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NASDAQ and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of
$30,000 and approximately $38,000 under this agreement, respectively. As of June 30, 2021, the amount due to related party for these services was approximately $38,000, included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to t
h
e terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Stockholders’ Equity
Preferred Stock—
The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. A
s

of
June 30, 2021, there were no
share
s
of
preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 1,823,797 shares of Class A common stock outstanding, excluding 21,127,712 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of its option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of June 30, 2021, there were 5,566,546 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,665,088	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.8 million in our operating bank account, and working capital of approximately $1.5 million (not taking into account approximately $93,000 in tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Results of Operations
Our entire activity from inception up to June 30, 2021 was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net losses of approximately $267,000, which consisted of approximately $184,000 in general and administrative expenses, approximately $30,000 in administrative expenses – related party, approximately $60,000 in franchise tax expenses, offset by approximately $8,000 in gain on investments held in Trust Account.
For the period from January 12, 2021 (inception) through June 30, 2021, we had net losses of approximately $386,000, which consisted of approximately $265,000 in general and administrative expenses, approximately $38,000 in administrative expenses – related party, approximately $93,000 in franchise tax expenses, offset by approximately $11,000 in gain on investments held in Trust Account.
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
During the three months ended June 30, 2021 and the period from January 12, 2021 (inception) through June 30, 2021, we incurred approximately $30,000 and $38,000 in expenses for these services, respectively, which is included in administrative expenses – related party on the accompanying statement of operations. As of June 30, 2021, we have outstanding approximately $38,000 included in accounts payable and accrued expense on the unaudited condensed balance sheet related to these expenses.
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
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 9, 2021, the underwriter partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of its option.
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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A common stock subject to possible redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 21,127,712 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Net income loss per common shares
Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the periods presented.
Our unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per share of common stock, basic and diluted for shares of Class A redeemable common stock is calculated by dividing the gain on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share of common stock, basic and diluted for shares of Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
per-share
redemption amount received by Public Stockholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 12, 2021	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer