Form 10-Q
period 2021-09-30
Lerer Hippeau Acquisition Corp.
filed 2021-11-09
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(
646
)
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
12b-2
of the Exchange Act).

Yes  ☒
    No  ☐
As of
November 9, 202
1, 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

LERER HIPPEAU ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 12, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$648,377
Prepaid expenses	663,020

Total current assets	1,311,397
Investments held in Trust Account	222,675,973

Total Assets	$223,987,370

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$8,387
Accrued expenses	140,115
Franchise tax payable	143,562

Total current liabilities	292,064
Deferred underwriting commissions	7,793,165

Total liabilities	8,085,229
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares at a redemption value of $10.00 per share	222,661,850
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 non-redeemable shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding	557
Additional paid-in capital	—
Accumulated deficit	(6,760,335)

Total stockholders’ deficit	(6,759,709)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,987,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From January 12, 2021 (inception) through September 30, 2021
General and administrative expenses	$297,434	$562,691
Administrative expenses — related party	30,000	68,387
Franchise tax expenses	50,411	143,562

Loss from operations	(377,845)	(774,640)
Gain on investments held in Trust Account	2,865	14,123

Net loss	$(374,980)	$(760,517)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,951,509	18,614,216

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.03)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,566,546	5,459,482

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
DEFICIT
For the Three Months Ended September 30, 2021 and the Period from January 12, 2021 (inception) through September 30, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance — January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance — March 31, 2021 (unaudited)	685,324	69	5,566,546	557	—	(6,118,413)	(6,117,787)
Net loss	—	—	—	—	—	(266,942)	(266,942)

Balance — June 30, 2021 (unaudited)	685,324	69	5,566,546	557	—	(6,385,355)	(6,384,729)
Net loss	—	—	—	—	—	(374,980)	(374,980)

Balance — September 30, 2021 (unaudited)	685,324	$69	5,566,546	$557	$—	$(6,760,335)	$(6,759,709)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 12, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(760,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(14,123)
Changes in operating assets and liabilities:
Prepaid expenses	(663,020)
Accounts payable	8,387
Accrued expenses	70,115
Franchise tax payable	143,562

Net cash used in operating activities	(1,215,596)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,661,850)

Net cash used in investing activities	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note pay able to related party	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering	222,661,850
Proceeds received from private placement	6,853,240
Offering costs paid	(4,949,174)

Net cash provided by financing activities	224,525,823

Net increase in cash	648,377
Cash — beginning of the period	—

Cash — end of the period	$648,377

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000

Offering costs paid by related party under promissory note	$65,093

Deferred underwriting commissions in connection with the initial public offering	$7,793,165

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Lerer Hippeau Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
their
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $222.7 million ($10.00 per share
) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Certificate of Incorporation provides that a
Public Stockholder
, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $648,000 in its operating bank account and working capital of approximately $1.2 million (not taking into account approximately $144,000 in
franchise
 tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement(s) and notes thereto included in the Company’s final prospectus and Form
8-K
filed with the SEC on March 5, 2021, and March 15, 2021, respectively.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in
capital and an increase of approximately $6.0 million to accumulated deficit, as well as a reclassification of 1,106,521 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 15, 2021, will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $11.1 million and $11.4 million, respectively, from total stockholders’ equity (deficit) to shares of Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the shares of Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the unaudited condensed balance sheet.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. These costs amounted to approximately $12.9 million, consisting of approximately $4.5 million of underwriting fees, $7.8 million of deferred underwriting fees and $0.6 million of other offering costs.
Class A Common Stock Shares Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 22,266,185 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets in the amount of approximately $160,000 with a full valuation recorded against it.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For The Period From January 12, 2021 (inception) through September 30, 2021

	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(301,786)	$(73,194)	$(588,045)	$(172,472)
Denominator:
Basic and diluted weighted average common shares outstanding	22,951,509	5,566,546	18,614,216	5,459,482

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 - Initial Public Offering
On March 9, 2021, the Company consummated its Initial Public Offering of 22,266,185 Public Shares, including the issuance of 2,266,185 Public Shares as a result of the underwriters’ partial exercise of their
over-allotment option, at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.
Note 4 - Related Party Transactions
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On January 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $65,000 under the Note and on March 11, 2021, the Company repaid the Note in full. As of September 30, 2021, the Note is no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NASDAQ and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and approximately $68,000 under this agreement, respectively. As of September 30, 2021, the amount due to the Sponsor
for these services was approximately $8,000, included in accrued expenses on the accompanying unaudited condensed balance sheet.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 9, 2021, the underwriters
partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remaining of their
option.
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
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share.
Holders

of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 22,266,185 shares

of

Class A common stock outstanding which were subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the accompanying unaudited
condensed balance sheet is reconciled on the following table:

Gross proceeds	$222,661,850
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(12,877,432)
Plus:
Accretion on Class A common stock subject to possible redemption amount	12,877,432

Class A common stock subject to possible redemption	$222,661,850

Note 7 - Stockholders’ Equity
Preferred Stock
 –
The Company is authorized to issue 1,000,000
shares of

preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock –
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 22,951,509 shares of Class A common stock issued and outstanding, including 22,266,185 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet (See Note 6).
Class B Common Stock
 –
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriters
partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their
option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of September 30, 2021, there were 5,566,546 shares of
 Class B
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
basis.
Note
8
- Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,675,973	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended September 30, 2021, and for the period from January 12, 2021 (inception) through September 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9
- Subsequent Events
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
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
Our sponsor is LHAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, we consummated our Initial Public Offering of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of their over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.
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
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 9, 2023, or during any extended period of time that we may have to consummate a Business Combination as a result of an amendment to our certificate of incorporation (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $648,000 in our operating bank account, and working capital of approximately $1.2 million (not taking into account approximately $144,000 in franchise tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity from inception up to September 30, 2021, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of approximately $375,000, which consisted of approximately $297,000 in general and administrative expenses, approximately $30,000 in administrative expenses—related party, approximately $50,000 in franchise tax expenses, offset by approximately $3,000 in gain on investments held in Trust Account.
For the period from January 12, 2021 (inception) through September 30, 2021, we had a net loss of approximately $761,000, which consisted of approximately $563,000 in general and administrative expenses, approximately $68,000 in administrative expenses—related party, approximately $144,000 in franchise tax expenses, offset by approximately $14,000 in gain on investments held in Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or our or their affiliates.
During the three months ended September 30, 2021, and the period from January 12, 2021 (inception) through September 30, 2021, we incurred $30,000 and approximately $68,000 in expenses for these services, respectively, which is included in administrative expenses—related party on the accompanying statement of operations. As of September 30, 2021, we had outstanding approximately $8,000 included in accrued expenses on the unaudited condensed balance sheet related to these expenses.
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
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option.
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
Critical Accounting Estimates
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
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 22,266,185 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income loss per common shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
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
On March 9, 2021, we consummated our Initial Public Offering of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per share, generating gross proceeds of approximately $222,661,850.
The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253066).
The SEC declared the registration statement effective on March 4, 2021.
In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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
For a description of the use of proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 9, 202 1	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer