Form 10-Q/A
period 2021-09-30
Lerer Hippeau Acquisition Corp.
filed 2022-02-02
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
February 2
, 2022,
 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Lerer Hippeau Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Lerer Hippeau Acquisition Corp. as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “Original Filing”).
On November 9, 2021, Lerer Hippeau Acquisition Corp. (the “Company”) filed its Form

10-Q

for the quarterly period ending September 30, 2021 (the “Q3 Form

10-Q”),

which included a section within Note 2, Revision of Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued in the Company’s initial public offering (“IPO”) on March 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of its Class A common stock issued in the IPO (“Public Shares”) as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Also as described in Note 2, the Company’s management revised this interpretation to include temporary equity in tangible assets and present all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of its Class A common stock subject to possible redemption with the offset recorded to additional paid-in

capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form

10-Q

and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form

10-Q

for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and previously reported as revised in the Original Filing, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form

10-Q

for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods and the Post-IPO Balance Sheet will be restated in a subsequent filing.
The restatement does not have an impact on its cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1. Condensed Consolidated Financial Statements
Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4 Controls and Procedures
Part II, Item 1A. Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-Q/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Quarterly Report on Form
10-Q
of Lerer Hippeau Acquisition Corp. as of and for the quarterly period ended September 30, 2021, as filed with the SEC on November 9, 2021 (the “Original Filing”) is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form
10-Q
for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

LERER HIPPEAU ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 12, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements (restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures (restated)	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$648,377
Prepaid expenses	663,020

Total current assets	1,311,397
Investments held in Trust Account	222,675,973

Total Assets	$223,987,370

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$8,387
Accrued expenses	140,115
Franchise tax payable	143,562

Total current liabilities	292,064
Deferred underwriting commissions	7,793,165

Total liabilities	8,085,229
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares issued and outstanding at a redemption value of $10.00 per share	222,661,850
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 non-redeemable shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding	557
Additional paid-in capital	—
Accumulated deficit	(6,760,335)

Total stockholders’ deficit	(6,759,709)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,987,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From January 12, 2021 (inception) through September 30, 2021
General and administrative expenses	$297,434	$562,691
Administrative expenses — related party	30,000	68,387
Franchise tax expenses	50,411	143,562

Loss from operations	(377,845)	(774,640)
Gain on investments held in Trust Account	2,865	14,123

Net loss	$(374,980)	$(760,517)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,951,509	18,614,216

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.03)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,566,546	5,459,482

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
DEFICIT
For the Three Months Ended September 30, 2021 and the Period from January 12, 2021 (inception) through September 30, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance — January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance—March 31, 2021 (unaudited) (Restated, see Note 2)	685,324	69	5,566,546	557	—	(6,118,413)	(6,117,787)
Net loss	—	—	—	—	—	(266,942)	(266,942)

Balance—June 30, 2021 (unaudited) (Restated, see Note 2)	685,324	69	5,566,546	557	—	(6,385,355)	(6,384,729)
Net loss	—	—	—	—	—	(374,980)	(374,980)

Balance—September 30, 2021 (unaudited)	685,324	$69	5,566,546	$557	$—	$(6,760,335)	$(6,759,709)

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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on March 5, 2021.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify its Public Shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than

$5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
8-K
filed with the SEC on March 15, 2021 (the
“Post-IPO
Balance Sheet”), and the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present its Public Shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report and the Post-IPO Balance Sheet will be restated in a subsequent filing.
Impact of the Restatement
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$225,706,083	$—	$225,706,083
Total liabilities	$9,162,020	$—	$9,162,020
Class A common stock subject to redemption at $10.00 per share	$211,544,060	$11,117,790	$222,661,850
Preferred stock	—	—	—
Class A common stock	180	(111)	69
Class B common stock	557	—	557
Additional paid-in capital	5,117,861	(5,117,861)	—
Accumulated deficit	(118,595)	(5,999,818)	(6,118,413)
Total stockholders’ equity (deficit)	$5,000,003	$(11,117,790)	$(6,117,787)
Total Liabilities, Class A common stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$225,706,083	$—	$225,706,083
Shares of Class A common stock subject to redemption	21,154,406	1,111,779	22,266,185
Shares of Class A common stock	1,797,103	(1,111,779)	685,324
The Company’s unaudited condensed statement of stockholders’ equity has been restated to refl
e
ct the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A common stock subject to possible redemption	$211,596,640	$(211,596,640)	$—
Change in value of Class A common stock subject to possible redemption	$(52,580)	$52,580	$—

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$224,323,964	$—	$224,323,964
Total liabilities	$8,046,843	$—	$8,046,843
Class A common stock subject to redemption at $10.00 per share	$211,277,120	$11,384,730	$222,661,850
Preferred stock	—	—	—
Class A common stock	182	(113)	69
Class B common stock	557	—	557
Additional paid-in capital	5,384,799	(5,384,799)	—
Accumulated deficit	(385,537)	(5,999,818)	(6,385,355)
Total stockholders’ equity (deficit)	$5,000,001	$(11,384,730)	$(6,384,729)
Total Liabilities, Class A common stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$224,323,964	$—	$224,323,964
Shares of Class A common stock subject to redemption	21,127,712	1,138,473	22,266,185
Shares of Class A common stock	1,823,797	(1,138,473)	685,324
The Company’s unaudited condensed statement of stockholders’ equity has been r
e
stated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A common stock subject to possible redemption	$211,596,640	$(211,596,640)	$—
Change in value of Class A common stock subject to possible redemption	$(319,520)	$319,520	$—
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings (loss) per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(118,595)	$—	$(118,595)
Weighted average shares outstanding - Class A common stock	22,266,185	(14,831,189)	7,434,996
Basic and diluted earnings per share - Class A common stock	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B common stock	5,405,535	(222,006)	5,183,529
Basic and diluted earnings per share - Class B common stock	$(0.02)	$0.01	$(0.01)

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(266,942)	$—	$(266,942)
Weighted average shares outstanding - Class A common stock	22,266,185	685,324	22,951,509
Basic and diluted earnings per share - Class A common stock	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B common stock	6,251,870	(685,324)	5,566,546
Basic and diluted earnings per share - Class B common stock	$(0.04)	$0.03	$(0.01)

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(385,537)	$—	$(385,537)
Weighted average shares outstanding - Class A common stock	22,266,185	(6,115,123)	16,151,062
Basic and diluted earnings per share - Class A common stock	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B common stock	5,880,946	(482,265)	5,398,681
Basic and diluted earnings per share - Class B common stock	$(0.07)	$0.05	$(0.02)
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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

1
2

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

1
3

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

1
4

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

1
5

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

1
6

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9
- Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements
.

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
10-Q/A
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
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q/A,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 5, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10Q/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Dated: February 2 , 2022	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer