Form 10-K
period 2021-12-31
Lerer Hippeau Acquisition Corp.
filed 2022-03-29
CIK 1841948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number
001-40168

LERER HIPPEAU ACQUISITION CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	86-1418494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Crosby Street, Suite 201
New York, NY 10012
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (646) 237-4837
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	LHAA	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES
☐
NO
  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐
NO
  ☒
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES
☒
    NO  ☐
The Registrant’s Class A common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on March 5, 2021. The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was
$
219,388,721
.
As of March
29
, 2022
there were 22,951,509 Class A common shares, par value $0.0001 per share, and
5,566,546
Class B common shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on
Form 10-K
(this “Report”), references to:

•	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation currently in effect;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“company” or “our company” are to Lerer Hippeau Acquisition Corp., a Delaware corporation;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion thereof at the time of our initial business combination;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares;

•	“management,” our “management team” or our “team” are to our officers and directors;

•
“private placement shares” are to the shares of Class A common stock issued to our sponsor in a private placement simultaneously with the closing of our initial public offering (which private placement shares are identical to the shares sold in our initial public offering, subject to certain limited exceptions) and upon conversion of working capital loans, if any (for the avoidance of doubt, such private placement shares will not be “public shares”);

•	“public shares” are to shares of our Class A common stock sold in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to LHAC Sponsor LLC, a Delaware limited liability company, which is an affiliate of Lerer Hippeau; and

•	“we,” “us” or “our” are to Lerer Hippeau Acquisition Corp., a Delaware corporation, or, where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	our ability to consummate an initial business combination due to conditions in the debt and equity markets, competition for targets and the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business.
Introduction
We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.
We completed our initial public offering on March 9, 2021, and the proceeds of our initial public offering (in the amount of $222,680,678 as of December 31, 2021) are held in a trust account for the benefit of our public stockholders. We may use such amounts to help fund our initial business combination, subject to the right of our public stockholders to have their shares of common stock of our company redeemed in connection with our initial business combination.
While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on technology-enabled businesses. We intend to capitalize on our team’s investing and operating experience, as well as our extensive network, to source, diligence, acquire and drive long-term value for an exceptional business.
Company History
On March 9, 2021, we completed our initial public offering (the “IPO”) of 22,266,185 shares of Class A common stock (the “Shares”), including 2,266,185 shares purchased pursuant to the partial exercise of the underwriters’ over-allotment option. The Shares were sold at a price of $10.00 per Share, generating gross proceeds to the Company of $222,661,850.
Substantially concurrent with the closing of the IPO, pursuant to the Securities Purchase Agreement, dated March 4, 2021, by and between the Company and LHAC Sponsor LLC, the Company completed the private sale of an aggregate of 685,324 shares (the “Private Placement Shares”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $6,853,240.
The Private Placement Shares are identical to the shares of Class A common stock sold in the IPO, subject to certain limited exceptions as described in more detail in our final prospectus dated March 4, 2021 which was filed with the SEC.
A total of $222,661,850, comprised of the proceeds from the IPO and the sale of the Private Placement Shares, was placed in a U.S.-based trust account JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Sponsor
Our sponsor is an affiliate of Lerer Hippeau, a venture capital firm based in New York, with approximately $1.4 billion under management. Lerer Hippeau has managed over 400 portfolio company investments across industry sectors in the United States and Canada, and has been recognized by PitchBook Data, Inc. as the most active local venture capital firm in New York in terms of the number of new company investments during the period from 2010 to 2020.
Since 2010, the team has raised seven funds dedicated to seed stage investments and three funds (Select funds) that provide incremental financial support to Lerer Hippeau’s top performing Seed companies and enable selective new investments in later stage companies in the Lerer Hippeau network. Lerer Hippeau also manages SB Capital and BN Capital, two fund entities with approximately 100 company investments in aggregate, for which the firm serves as replacement general partner. Lerer Hippeau’s platform is built to manage hundreds of companies and with the intention to scale the size of its portfolio significantly in the years ahead.
The firm has a diverse portfolio across the consumer, enterprise software, media, commerce and emerging technology sectors. Lerer Hippeau’s portfolio has included 17 companies that have each achieved valuations in excess of $1 billion, and 36 companies that have each achieved valuations in excess of $400 million. This assessment is based on valuation achieved during each company’s most recent private funding or most recently closed acquisition or as most recently agreed in connection with a merger proposal, as applicable. Many of Lerer Hippeau’s portfolio companies have not raised capital in over a year, and the team would expect a number of them to be priced significantly higher at their current scale. Funds raised by Lerer Hippeau have averaged Top Quartile returns, based on Cambridge Associates private investment benchmarks. The Lerer Hippeau team reviews over 2,000 companies per year and has added 20-25 new
investments to its portfolio annually during each of the past three years.

The Lerer Hippeau Platform team is an essential component of post-investment support, offering services and events that address the most pressing areas of need for entrepreneurs, providing access to the tools and relationships they need to build their brands and scale. With deep, coast-to-coast connections
in the United States, the team
facilitates founder-to-founder and
function-specific introductions to prospective business development opportunities, as well as vetted vendors, often at discounted pricing. The Lerer Hippeau Platform team can also save portfolio companies valuable time and resources by helping to find, hire, and retain top talent through introductions, tactical content, direct hiring, parachuting-in programs,
and people consultation.
Many of Lerer Hippeau’s late stage portfolio companies have become increasingly engaged in the special purpose acquisition company (“SPAC”) ecosystem. Lerer Hippeau’s Managing Partner, Ben Lerer, is Chief Executive Officer of portfolio company Group Nine Media, which sponsored a SPAC affiliate, Group Nine Acquisition Corp. (NASDAQ: GNAC). Portfolio company Bark & Co agreed to combine with Northern Star Acquisition Corp. (NYSE: STIC). BLADE Urban Air Mobility, where Lerer Hippeau Managing Partner Kenneth Lerer was Chairman of the board, agreed to combine with Experience Investment Corp. (NASDAQ: EXPC). Talkspace, which was part of the Lerer Hippeau portfolio through the SB Capital funds, agreed to combine with Hudson Executive Investment Corp. (NASDAQ: HEC).
With a decade of investment experience, supporting over 400 private companies in aggregate, Lerer Hippeau believes it has established a leading brand among hundreds of entrepreneurs. This portfolio has also yielded a network with hundreds of co-investors and
other industry stakeholders, bolstering Lerer Hippeau’s access and insights to the leading, technology-enabled private companies. We believe that our management team’s experience identifying and investing in industry-leading founders at an early stage, and the equity of trust established over a decade of supporting these founders at a grassroots level, have Lerer Hippeau Acquisition Corp. well-positioned to partner with superior operators who are ready to bring their company to the public market.
Our Management Team
Our management team has a distinguished track record in leading and advising private and public companies.
Kenneth Lerer
, our Chairman, is a Managing Partner at Lerer Hippeau.
He co-founded The
Huffington Post (acquired by AOL) and was formerly the Chairman of BuzzFeed and Betaworks. Kenny sits on the board of Group Nine Media, which has an affiliated SPAC (NASDAQ: GNAC), and BLADE Urban Air Mobility, which merged with a SPAC (NASDAQ: EXPC). Previously, he served as Executive Vice President of AOL Time Warner. Kenny also previously served on the board of Viacom (NASDAQ: VIAC).
Eric Hippeau
, our Chief Executive Officer and one of our directors, is a Managing Partner at Lerer Hippeau. Previously, Eric was the Chief Executive Officer of The Huffington Post, in which he had invested as a Managing Partner at Softbank Capital.
Eric co-led SoftBank’s
investing activities for nearly a decade, investing in leading companies including Buddy Media, Geocities, and Yahoo!. Eric has also served as Chairman and Chief Executive Officer of Ziff-Davis, former top publisher of computer magazines. Eric sits on the board of Marriott International (NASDAQ: MAR), and he served on the boards of BuzzFeed and Yahoo! (formerly NASDAQ: YHOO) from 1996-2011.
Ben Lerer
, our President and one of our directors, is a Managing Partner at Lerer Hippeau. He also currently serves on the board of directors of Vox Media and was Chief Executive Officer of Group Nine Media, parent to digital publishers NowThis, The Dodo, Thrillist, Seeker, and POPSUGAR, until March 2022 when the company was acquired by Vox Media. Ben was the Chief Executive Officer and founder of Thrillist, and he also sat on the board of Casper (NYSE: CSPR).
Joe Medved
, our Chief Operating Officer, is a Partner at Lerer Hippeau and leads the firm’s secondary portfolio management practice, which includes the SB Capital and BN Capital funds for which Lerer Hippeau serves as replacement general partner. Joe has spent over 20 years investing in and advising technology-enabled businesses. Prior to joining Lerer Hippeau,
Joe co-led early
stage investing at SoftBank Capital. Previously, he was an early and growth stage investor with Constellation Ventures, and an investment banker with JPMorgan’s Tech, Media & Telecom group.
Dan Rochkind
, our Chief Financial Officer, Treasurer and Secretary, is also Chief Financial Officer of Lerer Hippeau, overseeing the firm’s finances, operations and infrastructure. Previously, Dan was the Chief Operating Officer/Chief Financial Officer of Marker LLC, a New York-based venture capital firm. Dan was also a Principal at the private equity firm Siguler Guff and a Vice President in the private equity groups at Fortress Investment Group and Goldman Sachs. Dan was the Business Area Controller of Private Equity for Fortress Investment Group (NYSE: FIG) during its IPO.

The Lerer Hippeau Acquisition Corp. management team is supported by advisors Jonah Goodhart and Noah Goodhart. In addition, Stuart Freedman, Arianna Huffington, Greg Parsons and Michael Walrath serve as independent directors on our board of directors and Mr. Parsons serves as Chairman of the Audit Committee.
Market Opportunity
The diverse experience of our management team with investing across industries, which results in the review of thousands of innovative concepts annually, provides a grassroots perspective into those sectors most ripe for technology-fueled disruption.
New York
Our management team’s position running the most active local venture capital firm in New York City has Lerer Hippeau Acquisition Corp. well positioned to access the next wave of great public, technology-enabled companies.
The New York metropolitan area has emerged as the second largest startup market outside Silicon Valley, benefiting from the market’s rich diversity and New York’s position as the Fortune 500 capital of the world, with leading corporations and talent across an array of industries. New York has scaled from approximately $2 billion in venture capital raised by 558 companies in 2010 to approximately $19 billion raised by 1,451 companies in 2020, according to PitchBook Data, Inc.
Since 2010, Lerer Hippeau has been the most active local investor in the New York market in terms of the number of investments in new companies, with over 200 New York-based companies added to the portfolio. On an annual basis, Lerer Hippeau has been the most active local investor for eight out of twelve years within this timeframe, according to PitchBook Data, Inc.
Areas of Focus
We believe that several prominent market shifts will permanently alter the corporate landscape, and that our management team’s network of startups could provide public investors with access to a range of assets which have been in limited supply to date. These areas include, but are not limited to:
Digitization of Health
 & Wellness
: Despite $3.8 trillion in healthcare spend in 2019, nearly 18% of U.S. gross domestic product, health outcomes in the United States are no better than other developed nations. Although the novel coronavirus (“COVID-19”) has
tragically magnified this reality, it has also dramatically accelerated advanced digital health adoption, particularly in virtual care through telemedicine. As in other sectors, a paradigm shift is underway that places the patient at the center of the healthcare ecosystem. We see this creating massive opportunities for new businesses, propelled by technology, to improve quality and access to care.
Direct-to-Consumer
: In the past
decade, direct-to-consumer (“DTC”)
has become perhaps the most popular model for emerging brands. The construct allows companies to deliver a superior product at a lower price, and the accompanying technology enables a personalized, 1-to-1 relationship
with consumers that maximizes their lifetime value. Although sizable businesses have been built in the space, the vast majority of companies have remained private to date. We believe that the pandemic has validated the power of the DTC model and created attractive targets.
Modern Commerce
 & Logistics:
 There are an array of new solutions that are powering the modern consumer experience.
As E-Commerce continues
to climb as a percentage of total retail sales, B2B tools and services that make it possible to meet consumer demand for direct-to-consumer products
and services in a cost effective and efficient manner have become an integral part of the ecosystem. Next generation retailers are creating interactive experiences tailor made for social media, and providing a seamless transition from physical to digital commerce. In addition, novel, efficient logistics solutions are addressing rising consumer demand for rapid delivery
.
Enterprise Productivity Tooling:
 Prior
to COVID-19, enterprise
productivity was shifting towards greater automation of task-based skills with cloud-based software solutions. Since the start of the pandemic, with the rise in remote work, the appetite for automation of increasingly complex tasks has accelerated. Companies have emerged to solve a wide range of needs, including account management, human resources, research and development, workforce collaboration, and training. Leaders in this transition often have significant parallels to DTC startups for digital brand building and customer adoption
.
Industrial Automation:
 Robotics is becoming more intelligent with advances in computer vision and artificial intelligence. These smart capabilities are extending technology’s disruptive reach into manufacturing facilities, research labs, and warehouses. This connectivity is enhancing collaboration and training across a range of industries, from healthcare to logistics to manufacturing. Capital expenditures are being reduced, and the life of industrial assets are being prolonged, through automation.

Acquisition Strategy
Our management team’s objective is to apply the same strategy that made Lerer Hippeau a leading venture capital platform to the SPAC ecosystem. A decade ago, our management team saw an opportunity to build a founder-centric capital partner to cater to other entrepreneurs. They have been honored to partner with hundreds of their peers, some of them multiple times. These relationships have been cultivated over many years, with an empathy for the challenges faced by company founders borne from our management team’s own experience in their shoes.
Lerer Hippeau’s early stage investment strategy evolved to growth as its portfolio matured and yielded a substantial crop of high-quality, late stage private companies. Our management team’s close relationship with company founders provides us with an intimate understanding of their operational capabilities, supporting entrepreneurs through adversity and success, witnessing their ability to address competition and emerge as industry leaders.
Having now managed over 400 startups, our management team has established a rich and diverse network of companies within and beyond its portfolio which are preparing to enter the public phase of their evolution. We believe the trust engendered by the Lerer Hippeau team’s decade of supporting industry-leading founders provides differentiated access. Our management team intends to apply their lens for product differentiation and operational excellence to identify the most promising companies. They will target companies with the potential to deliver substantial value creation over the long term in the public markets. We may also seek to partner with other investment teams and companies to identify targets and support our acquisition process.
Acquisition Criteria
We intend to evaluate target opportunities using the following criteria as a guide. We believe this approach will create the greatest value for our stockholders:

•	Outstanding management team with acute vision and domain expertise that provides the company with a distinct competitive advantage

•	Large addressable market(s) where there is low customer satisfaction with incumbents, where technology will play a key role in disruption

•	Moderate to high growth, strong unit economics, scalable business model and demonstrated profitability or an executable path to profitability

•	Innovative and defensible product with technology at its core

•	Established brand value with demonstrable organic adoption and/or lower cost of customer acquisition than alternative providers

•	Operational excellence and corporate governance that is suitable for a publicly traded business

•	Clear beneficiary of a transition to the public market
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
Our Acquisition Process
In evaluating a prospective target business for our initial business combination, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience.
We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors, or any of their respective affiliates. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, or any of their affiliates, we, or a committee of disinterested directors, will obtain an opinion from an independent investment banking firm which is a member or FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view. In addition, we will obtain such an opinion for any initial business combination with a business in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position. We are not required to obtain such an opinion in any other context.

Members of our management team and certain of our directors directly or indirectly own founder shares and/or private placement shares following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial business combination.
In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and may determine to only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.
Further, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Initial Business Combination
Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target business and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be taken into account for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Unlike many other special purpose acquisition companies, we did not offer any warrants to investors in our IPO.
Corporate Information
We are a blank check company incorporated as a Delaware corporation on January 12, 2021.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the end of that fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt
securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates exceeds
$250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds
$700 million as of the end of that fiscal year’s second fiscal quarter.
Our executive offices are located at 100 Crosby Street, Suite 201, New York, NY 10012 and our telephone number is
(646) 237-4837. Our
website address is www.lererhippeauacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.
Financial Position
With funds held in the trust account available for a business combination in the amount of approximately $222,680,678 as of December 31, 2021, assuming no redemptions and including up to $7,793,165 of deferred underwriting commissions, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination
We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement Shares, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offerings rather than using the amounts held in the trust account.
In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate. We may also seek to partner with other investment teams and companies to identify targets and support our acquisition process.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of disinterested directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. In addition, we will obtain such an opinion for any initial business combination with a business in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position. In addition, our amended and restated certificate of incorporation provides that an affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

As more fully discussed in the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary
or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Selection of a Target Business and Structuring of our Initial Business Combination
Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target business or businesses. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from another entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
We may seek to recruit additional managers to supplement incumbent management of the target businesses. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rules, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Public offering price	$10.00

Type of transaction	Whether stockholder approval is required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under Nasdaq listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding (other than in a public offering);

•
any of our directors, officers or substantial stockholders (as defined by Nasdaq listing rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases of our Securities
In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information
and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a
Rule 10b5-1 plan,
as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a
Rule 10b5-1 plan
or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares in such transactions prior to completion of our initial business combination.
The purpose of such purchases could be to (1) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our shares of Class A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will be restricted from purchasing shares unless such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under
Rule 10b-18 under
the Exchange Act will be restricted except to the extent such purchases are able to be made in compliance with
Rule 10b-18, which
is a safe harbor from liability for manipulation under Section 9(a)(2) and
Rule 10b-5 of
the Exchange Act.
Rule 10b-18 has
certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn.
The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with
Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001, upon consummation of an initial business combination and after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, any private placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Each public stockholder may elect to redeem its public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their initial business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against the proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional redemption rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months from the closing of our IPO or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete our initial business combination. If we have not completed our initial business combination within such 24-month period
or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period. However, if our sponsor, officers and directors acquired public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time
period.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (a) in the case of our initial business combination, upon consummation of such initial business combination and after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, upon such amendment (in each case so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is being exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our IPO and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “Item 1A. Risk Factors—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the disinterested directors to be too high relative to the amount recoverable or the disinterested directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to $625,442 from funds held outside the trust account to pay any such potential claims.

In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within 24 months from the closing of our IPO or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. The underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account.
As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Item 1A. Risk Factors—If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. Public stockholders who do not exercise their redemption rights in connection with such an amendment to our certificate of incorporation would still have redemption rights in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then public stockholders. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.
Amended and Restated Certificate of Incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination
activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting, and, if they do vote, independent of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon consummation of our initial business combination and after payment of the deferred underwriting commission, and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•	if our initial business combination is not consummated within 24 months from the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our IPO or (y) amend the foregoing provisions.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions, as well as affiliates of Lerer Hippeau. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Other blank check companies may have larger funds in trust, or have access to committed financing, that we do not have. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 100 Crosby Street, Suite 201, New York, NY 10012 and our telephone number is
(646) 237-4837. Our
office space is currently provided by an affiliate of our sponsor pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.
Employees
We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Periodic Reporting and Financial Information
We will register our Class A common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should carefully consider all of the risks described below, together with the other information contained in this Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.
Summary of Risk Factors
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Lerer Hippeau and our management team may not be indicative of future performance of an investment in us.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by conditions in the debt and equity markets, competition for targets and the
COVID-19 outbreak
or any future pandemic.

•
The number of special purpose acquisition companies evaluating targets has increased, resulting in greater competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock.

•
If the net proceeds of our IPO and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
We identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
For the year ended December 31, 2021, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in the accompanying financial statements.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

Risks Related to Searching for and Consummating a Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public shares of our common stock do not approve of the business combination we consummate.
If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 8,007,158, or 36.0% (assuming all outstanding shares are voted), or 877,645, or 3.9% (assuming only the minimum number of shares representing a quorum are voted), of the 22,266,185 public shares to be voted in favor of our initial business combination in order to have such initial business combination approved. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis
upon conversion of the shares of Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination.
The per-share amount
we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value
of shares held
by non-redeeming stockholders
will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time period described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues
both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict
travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and
other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by conditions in the debt and equity markets, competition for targets and the
COVID-19 outbreak
or any future pandemic.
In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a
“Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and
on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The outbreak of COVID-19 has
adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict
travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts
our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and
the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19, any
future pandemic or other events (such as terrorist attacks or natural disasters) continue for an extensive period of time, including as a result of protectionist sentiments or legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as war, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.
The number of special purpose acquisition companies evaluating targets has increased, resulting in greater competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our initial business combination that may not otherwise have been possible. We would expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
Although we have selected general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have selected general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.
We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not necessarily be required to obtain an opinion from an independent investment banking firm or from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or an entity in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions described in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2021, there was 177,048,491 and 14,433,454 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which in the case of the Class A common stock, does not take into account shares issuable upon conversion of the shares of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio
but subject to adjustment as set forth in our amended and restated certificate of incorporation.
We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions described in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our IPO or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

•
may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis
upon conversion of the founder shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Since our sponsor will lose its entire investment in us if our initial business combination is not completed (other than with respect to public shares it may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On January 20, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. 183,454 founder shares were forfeited by our sponsor due to the underwriters’ partial exercise of their over-allotment option. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased 685,324 private placement shares for a purchase price of $6,853,240, or $10.00 per share.
The founder shares are identical to the shares of Class A common stock sold in our IPO, except that: (1) the founder shares are subject to certain transfer restrictions, as described in more detail in our prospectus; (2) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination; (b) waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis,
subject to adjustment pursuant to certain anti-dilution rights, as described in more detail in our amended and restated certificate of incorporation; (4) the founder shares are entitled to registration rights; and (5) only holders of the founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination.
The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for the completion of our initial business combination nears.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination (including working capital loans that our sponsor, members of our management team or any of their affiliates or other third parties may make, up to $1,500,000 of which may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender at the time of the business combination). We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and the sale of the private placement shares provided us with $222,661,850 that we may use to complete our initial business combination (which includes $7,793,165 of deferred underwriting commissions being held in the trust account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of our IPO and the sale of the private placement shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our IPO, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
In addition, the report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.
If the net proceeds of our IPO and the sale of the private placement shares not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under
Rule 2a-7 under
the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in
Rule 3a-1 promulgated
under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. Specifically, the SEC has stated that it will consider whether to propose amendments regarding special purpose acquisition companies, shell companies, the use of projections in SEC filings and a rule addressing the status of special purpose acquisition companies under the Investment Company Act of 1940 as part of its its rule-making agenda. These new regulations could impact our ability to complete a business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Because we are neither limited to evaluating target businesses in a particular industry, sector or geography, nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may seek to complete a business combination with an operating company in any industry, sector or geography, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.
We identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have identified a material weakness in our internal control over financial reporting related to our application of ASC
480-10-S99-3A
to our accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated certificate of incorporation. Pursuant to our re-evaluation
of our application of ASC
480-10-S99-3A
to our accounting classification of the public shares, our management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in our amended and restated certificate of incorporation.
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
For the year ended December 31, 2021, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in the accompanying financial statements.
The report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that the date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an initial business combination is not consummated and we are not able to obtain sufficient funding, our business, prospects, financial condition and results of operations will be harmed and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate, and investors may lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Our initial business combination and our structure thereafter may not be tax-efficient to
our stockholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure our initial business combination in a tax-efficient manner,
tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing
authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability
and financial condition.
Risks Related to Our Securities
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount market capitalization (generally $2,500,000) and a minimum number of holders (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is listed on Nasdaq, our Class A common stock qualifies as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets of at least $5,000,001 and filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.
Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first year end following our listing on Nasdaq. We may not hold an annual meeting of stockholders until after we consummate our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Additionally, only holders of Class B common stock have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock.
The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
At or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement shares, and holders of shares that may be issued upon conversion of working capital loans may demand that we register the resale of such shares.
We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement shares owned by our sponsor or shares issued in connection with working capital loans are registered for resale.
Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination
activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination
activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our outstanding common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Additionally, only holders of Class B common stock have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock (excluding the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.
Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own 20% of our outstanding common stock (excluding the private placement shares). In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of our Class B common stock.
Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.
Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis,
subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our prospectus and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement shares issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. This may make it more difficult and expensive for us to consummate an initial business combination.
Our private placement shares and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We have issued in a private placement 685,324 private placement shares and our initial stockholders currently hold 5,566,546 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis,
subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into shares, at the price of $10.00 per share at the option of the lender. Such shares would be identical to the private placement shares. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our private placement shares and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

So long as they are held by our sponsor or its permitted transferees, the private placement shares: (1) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) are entitled to registration rights.
The determination of the offering price of our Class A common stock and the size of our IPO is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our shares properly reflects the value of such shares than you would have in a typical offering of an operating company.
Prior to our IPO there was no public market for any of our securities. The public offering price of the shares was negotiated between us and the underwriters. In determining the size of our IPO, management held customary organizational meetings with the representative of the underwriters with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our IPO, prices and terms of the shares, included:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our IPO; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Excess Shares, without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of our IPO did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.
The net proceeds of our IPO and certain proceeds from the sale of the private placement shares are held in the trust account. The proceeds held in the trust account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our tax obligations, and up to $100,000 of dissolution expenses) would be reduced. In the event that we have not completed our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $222,661,850 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as our net tangible assets, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (a) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds
$700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates exceeds
$250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds
$700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This choice-of-forum provision
may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risks Related to Our Sponsor, Management, Directors and Employees
Past performance by Lerer Hippeau and our management team may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, Lerer Hippeau and our management team is presented for informational purposes only. Any past experience and performance of Lerer Hippeau or our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Lerer Hippeau or our management team’s or their respective affiliate’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Lerer Hippeau.
We may engage in a business combination with one or more target businesses that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, or a business in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
We may compete with other affiliates of Lerer Hippeau, including other blank check companies that Lerer Hippeau may be affiliated with, such as Group Nine Acquisition Corp., for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.
Our business strategy may overlap with some of the strategies of Lerer Hippeau and certain of its other affiliates. Lerer Hippeau is a leading venture capital firm based in New York. Acquisition opportunities that may be of interest to us may be presented to Lerer Hippeau or its affiliates instead of us or may be pursued by Lerer Hippeau or its affiliates. Additionally, Lerer Hippeau and its affiliates, including our officers and directors who are affiliated with Lerer Hippeau, may sponsor or form, or become an officer or director of, other blank check companies similar to ours during the period in which we are seeking an initial business combination, which may have acquisition objectives that are similar to ours. For example, Ben Lerer, our President and one of our directors and a Managing Partner at Lerer Hippeau is also the Chairman and Chief Executive Officer of Group Nine Acquisition Corp., another blank check company. Any such companies may present additional conflicts of interest in pursuing an acquisition target. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Furthermore, even if our directors decide to seek to enforce the sponsor’s indemnification obligations, given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. If our independent directors choose not to enforce these indemnification obligations or are unsuccessful in enforcing the sponsor’s indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and in particular our senior management. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements in relation to their other obligations. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Our officers and directors allocate their time to other businesses, including Lerer Hippeau, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. All of our officers also currently serve as members of the senior management team of Lerer Hippeau and, as a result, devote a substantial amount of time to Lerer Hippeau’s business. In addition, our officers and directors are engaged in several other business endeavors for which they may be entitled to substantial compensation and are not required to contribute any specific number of hours per week to our affairs. Our officers and directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance.”
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Although we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, the personal and financial interests of such individuals in negotiating such compensation may influence their motivation in identifying and selecting a target business.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including Group Nine Acquisition Corp., and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
We are engaged in the business of identifying and combining with one or more technology-enabled businesses, although we may combine with businesses in other sectors. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including Lerer Hippeau and Group Nine Acquisition Corp., pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. In addition, while we will rely on Lerer Hippeau to assist in identifying and performing due diligence on potential business combinations, neither the affiliates of our sponsor nor members of our management who are employed by our sponsor or Lerer Hippeau have any obligation to present us with any opportunity for a potential business combination of which they become aware. Lerer Hippeau is from time to time made aware of potential business opportunities, including potential transactions that may be attractive opportunities for us, but will have no duty to offer any acquisition opportunities to us.

These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
In addition, our sponsor, officers and directors may participate in the formation of, become an officer or director of, invest in, or otherwise become associated with any other blank check company prior to completion of our initial business combination. For example, Ben Lerer, our President and one of our directors and a Managing Partner at Lerer Hippeau is also the Chairman and Chief Executive Officer of Group Nine Acquisition Corp., another blank check company. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.
For a complete discussion of our officers’ and directors’ current business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.”
Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
Affiliates of our sponsor are engaged in an array of investment activities that may in the future create overlap with companies that may be a suitable business combination for us and companies that would make an attractive target for such other affiliates.
Risks Related to The Company after a Business Combination
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained.
Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is possible that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.
If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Other Risks
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company with operations limited to pursuing and reviewing potential opportunities for our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.
If we effect a business combination with a target company organized in another jurisdiction, we may take actions in connection with the business combination that could have adverse tax consequences.
We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We currently maintain our executive offices at 100 Crosby Street, Suite 201, New York, NY 10012 and our telephone number is
(646) 237-4837. Our
office space is currently provided by an affiliate of our sponsor pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our shares of Class A common stock are traded on the Nasdaq Capital Market under the symbol “LHAA”. Our shares of Class A common stock commenced public trading on March 5, 2021.
Holders
As of December 31, 2021, there were approximately two holders of record of our Class A common stock and one holder of record of our Class B common stock.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Barclays Capital Inc. acted as the book running manager and Code Advisors LLC and Drexel Hamilton, LLC also served as underwriters in our IPO. The securities sold in our IPO were registered under the Securities Act on registration statements on
Form S-1
(No. 333-253066).
The registration statements became effective on March 4, 2021.
On January 19, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the completion of our IPO. We borrowed approximately $65,000 under the Note and on March 11, 2021, we repaid the Note in full. The Note is no longer available to the company.
On January 20, 2021, we issued 5,750,000 founder shares to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were sold to an accredited investor. The shares issued were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.004 per share. On March 9, 2021, our sponsor forfeited 183,454 founder shares for no consideration as a result of the underwriters’ partial exercise of their over-allotment option in our IPO. As a result, 5,566,546 founder shares remain issued and outstanding.
Concurrent with the closing of our IPO, we consummated the private placement of 685,324 Private Placement Shares, at a price of $10.00 per Private Placement Share to our sponsor, generating proceeds of $6,853,240. A portion of the proceeds from the sale of the Private Placement Shares to our sponsor was added to the proceeds from our IPO held in the trust account. The Private Placement Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.
The Private Placement Shares are identical to the public shares sold in our IPO, subject to certain limited exceptions as described in more detail in our final prospectus dated March 4, 2021 which was filed with the SEC.
Of the gross proceeds received from our IPO including the partial exercise of the over-allotment option, and the sale of the Private Placement Shares, $222,661,850 was placed in the trust account. The net proceeds of our IPO and certain proceeds from the sale of the Private Placement Shares are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.1 million in underwriting discounts and commissions and other offering costs related to our IPO. In addition, the underwriters agreed to defer approximately $7.8 million in underwriting discounts and commissions.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated March 4, 2021 which was filed with the SEC.
Stock Repurchases
We did not repurchase shares of our common stock during the year ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Lerer Hippeau Acquisition Corp.,” “Lerer Hippeau,” “our,” “us” or “we” refer to Lerer Hippeau Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Our sponsor is LHAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on March 4, 2021. On March 9, 2021, we consummated our IPO of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of their over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.
Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 685,324 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.9 million.
Upon the closing of the IPO and the Private Placement, approximately $222.7 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the IPO and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
If we are unable to complete a Business Combination within 24 months from the closing of the IPO, or March 9, 2023, or during any extended period of time that we may have to consummate a Business Combination as a result of an amendment to our amended and restated certificate of incorporation (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $625,000 in our operating bank account, and working capital of approximately $937,000 (not taking into account approximately $194,000 in franchise tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4 to the accompanying financial statements), the loan of approximately $65,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4 to the accompanying financial statements). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards
Update (“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 9, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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
Results of Operations
Our entire activity from inception up to December 31, 2021, was for our formation and the IPO and, subsequent to the IPO, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the period from January 12, 2021 (inception) through December 31, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $758,000 in general and administrative expenses, approximately $98,000 in administrative expenses-related party, approximately $194,000 in franchise tax expenses, partly offset by approximately $19,000 in gain on investments held in the Trust Account.

Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on Nasdaq and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.
Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.
During the period from January 12, 2021 (inception) through December 31, 2021, we incurred approximately $98,000 in expenses for these services, which is included in administrative expenses-related party on the accompanying statement of operations. As of December 31, 2021, we had outstanding $90,000 included in accrued expenses on the balance sheet related to these expenses.
Registration Rights
The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the final prospectus relating to the IPO to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option.
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the IPO. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
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
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the IPO, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per common shares
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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Annual Report on
Form 10-K
and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of March 9, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.
As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on
Form 10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except for the below.
Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our officers and directors are as follows:

Name	Age	Position
Kenneth Lerer	70	Chairman
Eric Hippeau	70	Chief Executive Officer and Director
Ben Lerer	40	President and Director
Joe Medved	44	Chief Operating Officer
Dan Rochkind	45	Chief Financial Officer, Treasurer and Secretary
Stuart Freedman	67	Director
Arianna Huffington	71	Director
Greg Parsons	49	Director
Michael Walrath	46	Director
Our directors and executive officers are as follows:
Kenneth Lerer
, our Chairman since January 2021, is a Managing Partner at Lerer Hippeau, a position he has held since 2010.
He co-founded The
Huffington Post (acquired by AOL) in 2005 and was formerly the Chairman of BuzzFeed and Betaworks. Mr. Lerer sits on the board of Group Nine Media, which has an affiliated SPAC (NASDAQ: GNAC), and BLADE Urban Air Mobility, which merged with a SPAC (NASDAQ: EXPC). Previously, he served as Executive Vice President of AOL Time Warner. Mr. Lerer also previously served on the board of Viacom (NASDAQ: VIAC) from August 2016 to March 2018. Mr. Lerer is the father of Ben Lerer, our President and one of our directors. Our board of directors has determined that Mr. Lerer’s extensive senior leadership, venture capital investing experience and substantial network of contacts and relationships makes him a qualified member of our board of directors.
Eric Hippeau
, our Chief Executive Officer and one of our directors since January 2021, is a Managing Partner at Lerer Hippeau, a position he has held since 2010. Previously, Mr. Hippeau was the Chief Executive Officer of The Huffington Post, in which he had invested as a Managing Partner at Softbank Capital.
Mr. Hippeau co-led SoftBank’s
investing activities for nearly a decade, investing in leading companies including Buddy Media, Geocities, and Yahoo!. Mr. Hippeau has also served as Chairman and Chief Executive Officer of Ziff-Davis, former top publisher of computer magazines. Mr. Hippeau sits on the board of Marriott International (NASDAQ: MAR) since September 2016, and he served on the boards of BuzzFeed until January 2022 and Yahoo! (formerly NASDAQ: YHOO) from 1996-2011. Our board of directors has determined that Mr. Hippeau’s substantial operational experience and history of identifying and backing successful companies in enterprise software, digital health and advanced technology makes him a qualified member of our board of directors.
Ben Lerer
, our President and one of our directors since January 2021, is a Managing Partner at Lerer Hippeau, a position he has held since 2010. He also currently serves on the board of directors of Vox Media. Mr. Lerer was the Chief Executive Officer of Group Nine Media, parent to digital publishers NowThis, The Dodo, Thrillist, Seeker, and POPSUGAR, from December 2016 until March 2022 when the company was acquired by Vox Media. Previously, Mr. Lerer was the Chief Executive Officer and founder of Thrillist. Mr. Lerer is the Chairman and Chief Executive Officer of Group Nine Acquisition Corp. (NASDAQ: GNAC), a SPAC organized in November 2020 to pursue business combination opportunities with companies operating in the digital media and adjacent industries. Mr. Lerer served on the board of Casper Sleep (NYSE: CSPR) from July 2014 until its merger in January 2022. Mr. Lerer is the son of Kenneth Lerer, our Chairman. Mr. Lerer holds a BS in Political Science from the University of Pennsylvania. Our board of directors has determined that Mr. Lerer’s knowledge of digital-first businesses and extensive leadership experience in operating and advising companies make him a qualified member of our board of directors.
Joe Medved
, our Chief Operating Officer since January 2021, is a Partner at Lerer Hippeau and leads the firm’s secondary portfolio management practice, which includes the SB Capital and BN Capital funds for which Lerer Hippeau serves as replacement general partner, a position he has held since July 2015. Mr. Medved has spent over 20 years investing in and advising technology-enabled businesses. Prior to joining Lerer Hippeau,
Mr. Medved co-led early
stage investing at SoftBank Capital. Previously, he was an early and growth stage investor with Constellation Ventures, and an investment banker with JPMorgan’s Tech, Media & Telecom group. Mr. Medved holds a BS in Finance from Boston College.

Dan Rochkind
, our Chief Financial Officer, Treasurer and Secretary since January 2021, is also Chief Financial Officer of Lerer Hippeau, overseeing the firm’s finances, operations and infrastructure, a position he has held since July 2019. Previously, Mr. Rochkind was the Chief Operating Officer/Chief Financial Officer of Marker LLC, a New York-based venture capital firm, from October 2012. Mr. Rochkind was also a Principal at the private equity firm Siguler Guff and a Vice President in the private equity groups at Fortress Investment Group and Goldman Sachs. Mr. Rochkind was the Business Area Controller of Private Equity for Fortress Investment Group (NYSE: FIG) during its IPO. Mr. Rochkind holds a BS in Accounting and a BA in Journalism from the University of Maryland at College Park.
Stuart Freedman
, one of our directors since March 2021, is Of Counsel to Schulte Roth & Zabel LLP, a New York based law firm. Mr. Freedman was a partner at Schulte Roth for 32 years through December 2020. Mr. Freedman served as Co-Head of
Schulte Roth’s Mergers and Acquisitions and Securities Practice, representing private equity firms and other financial institutions in numerous U.S. and cross border acquisitions, divestitures, debt and equity financings and IPOs, covering a wide range of industry sectors. Mr. Freedman served as principal outside counsel to Albertsons Companies Inc. and its predecessors from 2006 through 2020. Mr. Freedman holds a BA in History from Yale University and a JD from the University of Michigan. Our board of directors has determined that Mr. Freedman’s comprehensive mergers and acquisitions and securities law experience makes him a qualified member of our board of directors.
Arianna Huffington
, one of our directors since March 2021, is the founder and Chief Executive Officer of Thrive Global, the founder of The Huffington Post, and the author of 15 books, including, most recently,
 Thrive
 and The
 Sleep Revolution
. In 2016, she launched Thrive Global, a leading behavior change tech company with the mission of changing the way we work and live by ending the collective delusion that burnout is the price we must pay for success. She has been named to Time Magazine’s list of the world’s 100 most influential people and the Forbes Most Powerful Women list. Originally from Greece, she moved to England when she was 16 and graduated from Cambridge University with an M.A. in Economics. At 21, she became president of the famed debating society, the Cambridge Union. She serves on numerous boards, including Onex Corporation (TSE: ONEX), and previously served on the board of Uber Technologies, Inc. (NYSE: UBER) from August 2016 to September 2019. Our board of directors has determined that Ms. Huffington’s entrepreneurial and board experience, as well as a broad network gained from working in media, make her a qualified member of our board of directors.
Greg Parsons
, one of our directors since March 2021, is the Chief Executive Officer of Semper Capital Management, an independent investment advisor specializing in structured products with a focus on mortgage-backed securities. The firm manages over $2 billion in assets. In addition to leading the business of Semper Capital, Mr. Parsons serves as Chairman of the Investment and Risk Management Committees and is also a member of the Compliance Committee. Prior to joining the firm in 2008, Mr. Parsons served as an Associate Principal at McKinsey & Company in the Financial Services Group. Mr. Parsons began his career over 23 years ago and served as a Captain and Infantry Officer in the United States Marine Corps. Mr. Parsons holds a BA in Political Science from Princeton University. Our board of directors has determined that Mr. Parsons’s financial services and advisory experience makes him a qualified member of our board of directors. Mr. Parsons serves as Chairman of the Audit Committee.
Michael Walrath
, one of our directors since March 2021, is a serial investor, advisor and founder of startup and expansion stage companies. Mr. Walrath served as Chief Executive Officer and Founder of Right Media, a leading online advertising exchange, from January 2003 until its acquisition by Yahoo!. in 2007. After Right Media,
Mr. Walrath co-founded the
WGI Group with Jonah and Noah Goodhart, which has invested in over 75 companies since 2007, primarily in the technology space. Mr. Walrath served as Chairman of Moat, a New York–based analytics company focused on driving success for brand marketers and premium publishers, from 2009 to 2017, and he has served as a Director since November 2009 and as Chairman since March 2011 of Yext (NYSE: YEXT), a location software company. Additionally, effective as of March 25, 2022, Mr. Walrath became Chief Executive Officer of Yext. Mr. Walrath was a recipient of the highly prestigious Ernst & Young Entrepreneur of the Year award in 2007. He and his wife Michelle created The Walrath Family Foundation, a philanthropic organization focused on social, environmental and environmental health issues. Mr. Walrath holds a BA in English from the University of Richmond. Our board of directors has determined that Mr. Walrath’s extensive experience as an entrepreneur in the technology and advertising industries, as well as his experience leading and advising high-growth companies, makes him a qualified member of our board of directors.
Our management team is supported by advisors as follows:
Jonah Goodhart
, one of our advisors, was the Chief Executive Officer
and Co-Founder of
Moat, a New York–based analytics company focused on driving success for brand marketers and premium publishers. Moat was acquired by Oracle in 2017. Jonah was one of the founding investors and board members of Right Media, a leading online advertising exchange, which was acquired by Yahoo! in 2007.
He co-founded WGI
Group, which has invested in over 75 companies, primarily in the technology space. Mr. Goodhart was a recipient of the prestigious Ernst & Young Entrepreneur Of The Year New York Award in 2017.
Noah Goodhart
, one of our advisors, along with his brother and partner
Jonah, co-founded and
operated Moat, which was acquired by Oracle in 2017. Mr. Goodhart was also a founding investor and board member of Right Media and co-founded WGI
Group. Mr. Goodhart was a recipient of the prestigious Ernst & Young Entrepreneur Of The Year New York Award in 2017. Mr. Goodhart has also published his academic research on the role of technology in the political process.

Our advisors have no written advisory agreement with us. Moreover, our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations (including, if applicable, other blank check companies), they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.
Number, Terms of Office and Election of Officers and Directors
Our board of directors consists of seven members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Stuart Freedman and Arianna Huffington will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Greg Parsons and Michael Walrath will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Kenneth Lerer, Eric Hippeau and Ben Lerer will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and to remove directors prior to our initial business combination, and holders of our public shares will not have the right to vote on the election of directors during such time.
Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chair or Co-Chairs of
the board of directors, a Chief Executive Officer, a President, a Chief Financial Officer, a Chief Operating Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in Nasdaq listing rules and applicable SEC rules. A majority of our board of directors is comprised of independent directors to comply with the majority independent board requirement in Rule 5605(b) of Nasdaq listing rules. Our board has determined that each of Stuart Freedman, Arianna Huffington, Greg Parsons and Michael Walrath are independent directors under applicable SEC and Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules,
the rules of Nasdaq and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of our board of directors. The members of our audit committee are Stuart Freedman, Greg Parsons and Michael Walrath. Mr. Parsons serves as chairman of the audit committee.
Each member of the audit committee is financially literate and our board of directors has determined that Greg Parsons qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Because we list our securities on Nasdaq, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Stuart Freedman, Greg Parsons and Michael Walrath each meet the independent director standard under the Nasdaq’s listing standards and under
Rule 10A-3(b)(1) of
the Exchange Act.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all
audit
and non-audit services
to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies
and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Stuart Freedman, Arianna Huffington and Michael Walrath. Mr. Freedman serves as chairman of the compensation committee. Because we list our securities on Nasdaq, our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Our board of directors has determined that each of Stuart Freedman, Arianna Huffington and Michael Walrath is independent under the Nasdaq listing standards and qualifies as a
“non-employee
director” within the meaning of Rule
16b-3
under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Director Nominations
We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. In addition, a copy of the Code of Ethics is posted on our website: www.lererhippeauacquisition.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Corporate Governance Guidelines
We have adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of the corporate governance guidelines will be provided without charge upon request from us and is also available on our website.
Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies similar to ours during the period in which we are seeking an initial business combination, which may have acquisition objectives that are similar to ours. Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above listed criteria to multiple entities, and if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.
Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity name	Entity’s business	Affiliation
Kenneth Lerer	BLADE Urban Air Mobility	Aviation	Director
	Crypt TV	Digital Media	Director
	Group Nine Media Inc.	Digital Media Holding Company	Director
	Lerer Hippeau Ventures Management, LLC	Venture Capital	Managing Member

Eric Hippeau	Lerer Hippeau Ventures Management, LLC	Venture Capital	Managing Member
	Marriott International Inc.	Hospitality	Director
	RebelMouse	Enterprise Software	Director

Ben Lerer	Fetch, Inc.	Animal Insurance	Director
	Group Nine Acquisition Corp.	Digital Media SPAC	Chairman and Chief Executive Officer
	Vox Media	Digital Media	Director
	Lerer Hippeau Ventures Management, LLC	Venture Capital	Managing Member
	RaisedByUs	E-Commerce-Social – Good	Director

Joe Medved	Celtra Inc.	Enterprise Software	Director
	Edcast Inc.	Enterprise Software	Director
	Unikrn Inc.	Entertainment Media	Director
	LawnStarter Inc.	Consumer	Director
	Lerer Hippeau Ventures Management, LLC	Venture Capital	SB Capital & BN Capital Partner
	Radiate The World, Inc.	Consumer	Director
	SellerCrowd	Enterprise Software	Director
	YourMechanic	Consumer	Director

Dan Rochkind	Lerer Hippeau Ventures Management, LLC	Venture Capital	Chief Financial Officer
	Marker Financial Advisors LLC	Venture Capital	Chief Operating Officer and Chief Financial Officer

Stuart Freedman	—	—	—

Arianna Huffington	Onex Corporation	Investment Management	Director
	Thrive Global	Digital Media	Chief Executive Officer

Greg Parsons	Semper Capital Management, LP	Investment Management	Chief Executive Officer

Michael Walrath	Greyson Clothiers Yext Inc. Organic Krush, LLC WGI Group LLC	Apparel Enterprise Software Restaurants Venture Capital	Director Chairman and Chief Executive Officer Owner Co-Managing Member

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. We do not intend to have any full-time employees prior to the completion of our initial business combination. In addition, our officers and directors are engaged in several other business endeavors for which they may be entitled to substantial compensation and are not required to contribute any specific number of hours per week to our affairs.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including other blank check companies similar to ours during the period in which we are seeking an initial business combination, which may have acquisition objectives that are similar to ours. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within 24 months after the closing of our IPO or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquired public shares in, or acquire public shares after, our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement shares that are held in the trust account will be used to fund the redemption of our public shares. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With
certain limited exceptions, the private placement shares will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own shares of Class A common stock, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination. Although we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, the personal and financial interests of such individuals in negotiating such compensation may influence their motivation in identifying and selecting a target business

•
Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests. We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or a company in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position, we, or a committee of disinterested directors, will obtain an opinion from independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest. In addition, our amended and restated certificate of incorporation provides that an affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.
Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Further, we also pay an affiliate of our sponsor for office space, secretarial and general administrative services provided to us pursuant to the Administrative Services Agreement in the amount of $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.
In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.
The conflicts described above may not be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares (and their permitted transferees will agree) and any public shares held by them in favor of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL, unless a director violated his or her duty of loyalty to the company or its stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived improper personal benefit from his or her actions as a director.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.
Employment Agreements
We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.
Executive Officers and Director Compensation
No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth as of the date of this Report the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of the date of this Report, we had 22,951,509 shares of Class A common stock and 5,566,546 shares of Class B common stock, issued and outstanding.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock			Class B Common Stock
	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner (1)
LHAC Sponsor LLC	685,324	(2)	3.0%	5,566,546	(2)	100%
Kenneth Lerer	685,324	(2)	3.0%	5,566,546	(2)	100%
Eric Hippeau	685,324	(2)	3.0%	5,566,546	(2)	100%
Ben Lerer	685,324	(2)	3.0%	5,566,546	(2)	100%
Joe Medved(3)	—		—%	—		—%
Dan Rochkind(3)	—		—%	—		—%
Stuart Freedman(3)	—		—%	—		—%
Arianna Huffington(3)	—		—%	—		—%
Greg Parsons(3)	—		—%	—		—%
Michael Walrath(3)	—		—%	—		—%
Other 5% Beneficial Owners
Third Point(4)	1,250,000		5.4%	—		—%
Light Street(5)	1,344,475		5.9%	—		—%
Citadel Advisors(6)	1,292,099		5.6%	—		—%
Soroban Capital(7)	1,500,000		6.5%	—		—%
All directors and officers as a group (9 individuals)	685,324		3.0%	5,566,546		100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Lerer Hippeau Acquisition Corp., 100 Crosby Street, Suite 201, New York, New York 10012.
(2)
LHAC Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Messrs. Lerer, Hippeau and Lerer, by virtue of their shared control over our sponsor, may be deemed to beneficially own the shares held by our sponsor.

(3)
Does not include any shares indirectly owned by this individual as a result of his or her ownership interest in our sponsor. Each of our officers, directors and advisors is a direct or indirect member of our sponsor.

(4)	Based solely upon the Schedule 13G filed by Third Point LLC on February 14, 2022. The address of Third Point LLC is 55 Hudson Yards, New York, New York 10001.
(5)
Based solely upon the Schedule 13G/A filed by Light Street Capital Management, LLC on February 14, 2022. The address of Light Street Capital Management, LLC is 525 University Avenue, Suite 300, Palo Alto, California 94301.

(6)	Based solely upon the Schedule 13G filed by Citadel Advisors LLC on January 18, 2022. The address of Citadel Advisors LLC is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(7)	Based solely upon the Schedule 13G filed by Soroban Capital Partners LP on March 15, 2021. The address of Soroban Capital Partners LP is 55 West 46 th Street, 32 nd Floor, New York, New York 10036.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On January 20, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On March 9, 2021, our sponsor forfeited 183,454 founder shares for no consideration as a result of the underwriters’ partial exercise of their over-allotment option in our IPO. As a result, 5,566,546 founder shares remain issued and outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding common stock upon consummation of our IPO. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 685,324 private placement shares at a price of $10.00 per share generating $6,853,240 in the aggregate in a private placement that occurred simultaneously with the closing of our IPO. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.
There will be no redemption rights or liquidating distributions form the trust accounts with respect to the founder shares or private placement shares.
We have entered into the Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.
Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
Pursuant to the Note, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. We borrowed approximately $65,000 under the Note with our sponsor. These loans were non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 and the closing of our IPO. On March 11, 2021, this loan was repaid in full and is no longer available to the company.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement shares and shares issued upon conversion of working capital loans (if any).
Related Party Policy
At the respective times of the transactions discussed above, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a Code of Ethics, which requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A copy of the Code of Ethics will be provided without charge upon request from us.
In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors, or an entity in which Lerer Hippeau has an equity ownership of at least 10% on a fully-diluted basis or currently has a voting board of director position, unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have been made, or will be made, to our sponsor, officers or directors, or any of their affiliates, none of which were, or will be, made from the proceeds of our IPO and the sale of the private placement shares that are held in the trust account prior to the completion of our initial business combination:

•	Repayment of an aggregate of $65,000 in loans made to us by our sponsor to cover offering-related and organizational expenses pursuant to the Note;

•	Reimbursement for any out-of-pocket expenses related to our formation and IPO and identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender.

The above payments were, or may be, funded using the net proceeds of our IPO and the sale of the private placement shares not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10—Directors, Executive Officers and Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.
The firm of Withum Smith+Brown, PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. During the period from January 12, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $130,000 for the services Withum performed in connection with our IPO, the audit of our December 31, 2021 financial statements included in this Annual Report on
Form 10-K
and the review of financial information included in our Quarterly Reports on Form
10-Q
during the period from January 12, 2021 (inception) through December 31, 2021.

Audit-Related Fees.
During the period from January 12, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from January 12, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $7,700 for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from January 12, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in the accompanying financial statements.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 4, 2021, by and between the Company, Barclays Capital Inc. and Code Advisors LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

3.2	Bylaws (incorporated by reference from Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (No. 333-253066) initially filed on February 12, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-253066) initially filed on February 12, 2021).

4.2*	Description of the Company’s securities.

10.1	Promissory Note, dated January 19, 2021, issued to LHAC Sponsor LLC (incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (No. 333-253066) initially filed on February 12, 2021).

10.2	Letter Agreement, dated March 4, 2021, by and among the Company, its officers, its directors and LHAC Sponsor LLC (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

10.3	Investment Management Trust Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

10.4	Registration Rights Agreement, dated March 4, 2021, by and among the Company, LHAC Sponsor LLC and the other holders party thereto (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

10.5	Securities Subscription Agreement, dated January 19, 2021, by and between the Company and LHAC Sponsor LLC (incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (No. 333-253066) initially filed on February 12, 2021).

10.6	Securities Purchase Agreement, dated March 4, 2021, by and between the Company and LHAC Sponsor LLC (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

10.7	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (No. 333-253066) initially filed on February 12, 2021).

10.8	Administrative Services Agreement, dated March 4, 2021, by and between the Company and Lerer Hippeau Ventures Management, LLC (incorporated by reference from Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on March 10, 2021).

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.

**	Furnished.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the
29th
day of March, 2022.

LERER HIPPEAU ACQUISITION CORP.

By:	/s/ Eric Hippeau
Name: Eric Hippeau
Title: Chief Executive Officer
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Eric Hippeau, Ben Lerer and Dan Rochkind, each acting alone, his or her true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on
Form 10-K
(including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact
and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Hippeau Eric Hippeau	Chief Executive Officer and Director (Principal executive officer)	March 29 , 2022

/s/ Dan Rochkind Dan Rochkind	Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)	March 29, 2022

/s/ Ben Lerer Ben Lerer	President and Director	March 29, 2022

/s/ Kenneth Lerer Kenneth Lerer	Chairman	March 29, 2022

/s/ Stuart Freedman Stuart Freedman	Director	March 29, 2022

/s/ Arianna Huffington Arianna Huffington	Director	March 29, 2022

/s/ Greg Parsons Greg Parsons	Director	March 29, 2022

/s/ Michael Walrath Michael Walrath	Director	March 29, 2022

LERER HIPPEAU ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Lerer Hippeau Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Lerer Hippeau Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statement
As discussed in Note 2 to the financial statements, the March 9, 2021 financial statement has been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by March 9, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
29
, 2022
PCAOB ID Number 100

LERER HIPPEAU ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$625,442
Prepaid expenses	530,528

Total current assets	1,155,970
Investments held in Trust Account	222,680,678

Total Assets	$223,836,648

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$46,685
Accrued expenses	172,000
Franchise tax payable	194,023

Total current liabilities	412,708
Deferred underwriting commissions	7,793,165

Total liabilities	8,205,873
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares issued and outstanding at redemption value of $10.00 per share	222,661,850
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding	557
Additional paid-in capital	—
Accumulated deficit	(7,031,701)

Total stockholders’ deficit	(7,031,075)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,836,648

The accompanying notes are an integral part of these financial statements.

F-
2

LERER HIPPEAU ACQUISITION CORP.
STATEMENT OF OPERATIONS

For The Period From January 12, 2021 (inception) through December 31, 2021
General and administrative expenses	$758,301
Administrative expenses - related party	98,387
Franchise tax expenses	194,023

Loss from operations	(1,050,711)
Gain on investments held in Trust Account	18,828

Net loss	$(1,031,883)

Weighted average shares outstanding of Class A common stock, basic and diluted	19,320,762

Basic and diluted net loss per share, Class A common stock	$(0.04)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,379,124

Basic and diluted net loss per share, Class B common stock	$(0.04)

The accompanying notes are an integral part of these financial statements.

F-
3

LERER HIPPEAU ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For The Period From January 12, 2021 (inception) through December 31, 2021
	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(1,031,883)	(1,031,883)

Balance - December 31, 2021	685,324	$69	5,566,546	$557	$—	$(7,031,701)	$(7,031,075)

The accompanying notes are an integral part of these financial statements.

F-
4

LERER HIPPEAU ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the Period from January 12, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,031,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(18,828)
Changes in operating assets and liabilities:
Prepaid expenses	(530,528)
Accounts payable	46,685
Accrued expenses	102,000
Franchise tax payable	194,023

Net cash used in operating activities	(1,238,531)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,661,850)

Net cash used in investing activities	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering	222,661,850
Proceeds received from private placement	6,853,240
Offering costs paid	(4,949,174)

Net cash provided by financing activities	224,525,823

Net increase in cash	625,442
Cash - beginning of the period	—

Cash - end of the period	$625,442

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000

Offering costs paid by related party under promissory note	$65,093

Deferred underwriting commissions in connection with the initial public offering	$7,793,165

The accompanying notes are an integral part of these financial statements.

F-
5

Note 1—Description of Organization and Business Operations
Lerer Hippeau
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001
. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their

Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i)
$
10.00
per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $625,000 in its operating bank account and working capital of approximately $937,000 (not taking into account approximately $194,000 in franchise tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working
Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards
Update (“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9,
2023
. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Restatement of Previously Filed Balance Sheet
In preparation of the Company’s audited financial statements as of and for the period from January 12, 2021 (inception) through December 31 2021, the Company concluded it should restate its previously issued balance sheet as of March 9, 2021 as reported in its Current Report on Form
8-K
filed with the SEC on March 15, 2021 (the
“Post-IPO
Balance Sheet”) to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the
Post-IPO
Balance Sheet. Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet should be restated to present all outstanding Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting the restatement to the
Post-IPO
Balance Sheet in this filing. The previously presented
Post-IPO
Balance Sheet should no longer be relied upon.
The following table summarizes the effect of the restatement on each financial statement line item as of the date indicated:

	As Reported	Adjustment	As Restated
As of March 9, 2021
Total assets	$225,977,453	$—	$225,977,453
Total liabilities	$9,380,812	$—	$9,380,812
Class A common stock subject to redemption at $10.00 per share	$211,596,640	$11,065,210	$222,661,850
Preferred stock	—	—	—
Class A common stock	179	(110)	69
Class B common stock	557	—	557
Additional paid-in capital	5,065,282	(5,065,282)	—
Accumulated deficit	(66,017)	(5,999,818)	(6,065,835)
Total stockholders’ equity (deficit)	$5,000,001	$(11,065,210)	$(6,065,209)
Total Liabilities, Class A common stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$225,977,453	$—	$225,977,453
Shares of Class A common stock subject to redemption	21,159,664	1,106,521	22,266,185
Shares of Class A common stock	1,791,845	(1,106,521)	685,324
See Note 6 for a reconciliation of gross proceeds from the Initial Public Offering to Class A common stock subject to possible redemption presented on the balance sheet.
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

F-
8

Further
, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust
Account
are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
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

F-
9

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
Class A Common Stock Shares Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Period From January 12, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(807,160)	(224,723)
Denominator:
Basic and diluted weighted average common shares outstanding	19,320,762	5,379,124

Basic and diluted net loss per common share	$(0.04)	$(0.04)

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
Note 3—Initial Public Offering
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

Note 4—Related Party Transactions
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
Related Party Loans
On January 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $65,000 under the Note and on March 11, 2021, the Company repaid the Note in full. As of December 31, 2021, the Note is no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to
$1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at
a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2021, the Company had
no
borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NASDAQ and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the period from January 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $98,000 under this agreement. As of December 31, 2021, the amount due to the Sponsor for these services was
$90,000
, included in accrued expenses on the accompanying balance sheet.
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
Note 5—Commitments and Contingencies
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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 22,266,185 shares of Class A common stock outstanding which were subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the accompanying balance sheet is reconciled on the following table:

Gross proceeds	$222,661,850
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(12,877,432)
Plus:
Accretion on Class A common stock subject to possible redemption amount	12,877,432
Class A common stock subject to possible redemption	$222,661,850

Note 7—Stockholders’ Deficit
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 22,951,509 shares of Class A common stock issued and outstanding, including 22,266,185 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet (See Note 6).
Class
 B Common Stock—
The Company
is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of December 31, 2021, there were 5,566,546 shares of Class B common stock issued and outstanding, none subject to forfeiture.
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
basis.
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,680,678	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the period from January 12, 2021 (inception) through December 31, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 – Income Taxes
The income tax provision (benefit) consists of the following:

For The Period From January 12, 2021 (inception) through December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(216,695)
State	—
Valuation allowance	216,695

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$179,904
Net operating loss carryforwards	36,791

Total deferred tax assets	216,695
Valuation allowance	(216,695)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2021, the Company has $36,791 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For The Period From January 12, 2021 (inception) through December 31, 2021
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%

Income Taxes Benefit	0.0%

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Note 10—Subsequent Events
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, except as noted above, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

F-1
4