Form 10-Q
period 2022-03-31
Lerer Hippeau Acquisition Corp.
filed 2022-05-16
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(646) 237-4837
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022, 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding
.

LERER HIPPEAU ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended March 31, 2022

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 12, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 12, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 12, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LERER HIPPEAU ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	M arch 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:

Cash	$298,462	$625,442
Prepaid expenses	469,275	530,528

Total current assets	767,737	1,155,970
Investments held in Trust Account	222,703,101	222,680,678

Total Assets	$223,470,838	$223,836,648

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$132,605	$46,685
Accrued expenses	214,534	172,000
Franchise tax payable	64,160	194,023

Total current liabilities	411,299	412,708
Deferred underwriting commissions	7,793,165	7,793,165

Total liabilities	8,204,464	8,205,873

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares issued and outstanding at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	222,661,850	222,661,850

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding at March 31, 2022 and December 31, 2021	557	557
Additional paid-in capital	—	—
Accumulated deficit	(7,396,102)	(7,031,701)

Total stockholders’ deficit	(7,395,476)	(7,031,075)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,470,838	$223,836,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From January 12, 2021 (inception) through March 31, 2021

General and administrative expenses	$308,007	$80,774
Administrative expenses - related party	30,000	8,387
Franchise tax expenses	48,817	32,672

Loss from operations	(386,824)	(121,833)
Gain on investments held in Trust Account	22,423	3,238

Net loss	$(364,401)	$(118,595)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,951,509	7,434,996

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.01)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,566,546	5,183,529

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements
.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance - December 31, 2021	685,324	$69	5,566,546	$557	$—	$(7,031,701)	$(7,031,075)
Net loss	—	—	—	—	—	(364,401)	(364,401)

Balance - March 31, 2022 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(7,396,102)	$(7,395,476)

For
the Period from January 12, 2021 (inception) through March 31, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance - March 31, 2021 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(6,118,413)	$(6,117,787)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From January 12, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(364,401)	$(118,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(22,423)	(3,238)
Changes in operating assets and liabilities:
Prepaid expenses	61,253	(883,372)
Accounts payable	85,920	943,568
Accrued expenses	42,534	4,321
Franchise tax payable	(129,863)	32,672

Net cash used in operating activities	(326,980)	(24,644)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,661,850)

Net cash used in investing activities	—	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering	—	222,661,850
Proceeds received from private placement	—	6,853,240
Offering costs paid	—	(4,630,880)

Net cash provided by financing activities	—	224,844,117

Net increase in cash	(326,980)	2,157,623
Cash - beginning of the period	625,442	—

Cash - end of the period	$298,462	$2,157,623

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$318,294

Offering costs included in accrued expenses	$—	$70,000

Offering costs paid by related party under promissory note	$—	$65,093

Deferred underwriting commissions in connection with the initial public offering	$—	$7,793,165

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $222.7 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (anticipated to be $10.00 per Public Share).

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its
 Amended and Restated
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of March 31, 2022, the
 Company had approximately $298,000 in its operating bank account and working capital of approximately $421,000 (not taking into account approximately $64,000 in franchise tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4),
a
loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds currently available to operate the business prior to the initial Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s Sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 29, 2022.

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
Use of estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Class A Common Stock Shares Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, the Company issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheet. The Company’s Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021.
The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Three Months Ended March 31, 2022		For The Period From January 12, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(293,272)	(71,129)	(69,878)	(48,717)

Denominator:
Basic and diluted weighted average common shares outstanding	22,951,509	5,566,546	7,434,996	5,183,529

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note
3-Initial
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
4-Related
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31,
2022
and December 31, 2021, the Company had no Working Capital Loans outstanding.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on
Nasdaq
and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2022 and for the period from January 12, 2021 (inception) through March 31, 2021, the Company incurred expenses of approximately $30,000 and $8,000, respectively, under this agreement. As of March 31, 2022 and December 31, 2021, the amount due to the Sponsor for these services was $120,000 and approximately $90,000, respectively, included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee reviews
on a quarterly basis all payments that
are
made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.
Note
5-Commitments
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
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate
,
will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock sold in the Initial Public Offering features
certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,266,185 shares of Class A common stock outstanding which were subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds	$222,661,850
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(12,877,432)
Plus:
Accretion on Class A common stock subject to possible redemption amount	12,877,432
Class A common stock subject to possible redemption	$222,661,850

Note
7-Stockholders’
Deficit
Preferred Stock -
The
Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 22,951,509 shares of Class A common stock issued and outstanding, including 22,266,185 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (See Note 6).
Class
 B Common Stock -
The
Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock issued
, an aggregate of up to 750,000 shares of Class B common stock was
subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of March 31, 2022 and December 31, 2021, there were 5,566,546 shares of Class B common stock issued and outstanding, none subject to forfeiture.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,703,101	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,680,678	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2022 and 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require recognition or adjustments to the disclosures in the condensed financial statements.

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
Our sponsor is LHAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (“IPO”) was declared effective on March 4, 2021. On March 9, 2021, we consummated our IPO of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of their over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $222.7 million, and incurring offering costs of approximately $12.9 million, inclusive of approximately $7.8 million in deferred underwriting commissions.
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $298,000 in our operating bank account, and working capital of approximately $421,000 (not taking into account approximately $64,000 in franchise tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4 to the accompanying condensed financial statements), the loan of approximately $65,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4 to the accompanying condensed financial statements). As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds currently available to operate the business prior to the initial Business Combination. We may need to raise additional capital through loans or additional investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from inception up to March 31, 2022, was for our formation and the IPO and, subsequent to the IPO, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of approximately $364,000, which consisted of approximately $308,000 in general and administrative expenses, $30,000 in administrative expenses – related party, and approximately $49,000 in franchise tax expenses, partly offset by approximately $22,000 in gain on investments held in the Trust Account.
For the period from January 12, 2021 (inception) through March 31, 2021, we had net losses of approximately $119,000, which consisted of approximately $81,000 in general and administrative expenses, approximately $8,000 in administrative expenses – related party, and approximately $33,000 in franchise tax expenses, offset by approximately $3,000 in gain on investments held in Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on Nasdaq and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.
Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our Sponsor, executive officers or directors, or our or their affiliates.
For the three months ended March 31, 2022 and for the period from January 12, 2021 (inception) through March 31, 2021, we incurred expenses of approximately $30,000 and $8,000, respectively, under this agreement. As of March 31, 2022 and December 31, 2021, the amount due to the Sponsor for these services was approximately $120,000 and $90,000, respectively, included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
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
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or approximately $4.5 million in the aggregate, paid upon the closing of the IPO. In addition, $0.35 per Public Share, or approximately $7.8 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting estimates:
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, the Company issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheet. Our Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of March 9, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except for the below.
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 9, 2021, we consummated our IPO of 22,266,185 shares of Class A common stock, including the issuance of 2,266,185 shares of Class A common stock as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per share, generating gross proceeds of approximately $222,661,850.
The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253066). The SEC declared the registration statement effective on March 4, 2021.
Of the gross proceeds received from the IPO and the partial exercise of the option to purchase additional shares, $222,661,850 was placed in the Trust Account. The net proceeds of the IPO and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Barclays Capital Inc. acted as the book running manager and Code Advisors LLC and Drexel Hamilton, LLC also served as underwriters in the IPO.
We paid a total of approximately $5.1 million in underwriting discounts and commissions and other offering costs related to the IPO. In addition, the underwriters agreed to defer approximately $7.8 million in underwriting discounts and commissions.
For a description of the use of proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

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

Dated: May 16, 2022	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer