Form 10-Q
period 2022-06-30
Lerer Hippeau Acquisition Corp.
filed 2022-08-11
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2022, 22,951,509 Class A common
shares
, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding.

LERER HIPPEAU ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and for the period from January 12, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 12, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LERER HIPPEAU ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$15,458	$625,442
Prepaid expenses	339,410	530,528

Total current assets	354,868	1,155,970
Investments held in Trust Account	223,003,796	222,680,678

Total Assets	$223,358,664	$223,836,648

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$60,207	$46,685
Accrued expenses	150,018	172,000
Franchise tax payable	113,475	194,023
Income tax payable	10,456	—
Convertible promissory note – related party	100,000	—

Total current liabilities	434,156	412,708
Deferred underwriting commissions	7,793,165	7,793,165

Total liabilities	8,227,321	8,205,873
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares issued and outstanding at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	222,661,850	222,661,850
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding at June 30, 2022 and December 31, 2021	557	557
Additional paid-in capital	—	—
Accumulated deficit	(7,531,133)	(7,031,701)

Total stockholders’ deficit	(7,530,507)	(7,031,075)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,358,664	$223,836,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From January 12, 2021 (inception) through June 30, 2021
	2022	2021
General and administrative expenses	$345,937	$184,483	$653,944	$265,257
Administrative expenses - related party	30,000	30,000	60,000	38,387
Franchise tax expenses	49,315	60,479	98,132	93,151

Loss from operations	(425,252)	(274,962)	(812,076)	(396,795)
Gain on investments held in Trust Account	300,695	8,020	323,118	11,258
Interest expense	(18)	—	(18)	—

Loss before income taxes	(124,575)	(266,942)	(488,976)	(385,537)
Income tax expense	(10,456)	—	(10,456)	—

Net loss	$(135,031)	$(266,942)	$(499,432)	$(385,537)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,951,509	22,951,509	22,951,509	16,151,062

Basic and diluted net loss per share, Class A common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,566,546	5,566,546	5,566,546	5,398,681

Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	685,324	$69	5,566,546	$557	$—	$(7,031,701)	$(7,031,075)
Net loss	—	—	—	—	—	(364,401)	(364,401)

Balance - March 31, 2022 (Unaudited)	685,324	69	5,566,546	557	—	(7,396,102)	(7,395,476)
Net loss	—	—	—	—	—	(135,031)	(135,031)

Balance - June 30, 2022 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(7,531,133)	$(7,530,507)

For the Three Months Ended June 30, 2021 and For the Period from January 12, 2021 (inception) through June 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance - March 31, 2021 (Unaudited)	685,324	69	5,566,546	557	—	(6,118,413)	(6,117,787)
Net loss	—	—	—	—	—	(266,942)	(266,942)

Balance - June 30, 2021 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(6,385,355)	$(6,384,729)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From January 12, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(499,432)	$(385,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(323,118)	(11,258)
Changes in operating assets and liabilities:
Prepaid expenses	191,118	(795,355)
Accounts payable	83,522	41,527
Accrued expenses	(21,982)	34,000
Franchise tax payable	(80,548)	93,151
Income tax payable	10,456	—

Net cash used in operating activities	(639,984)	(1,023,472)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,661,850)

Net cash used in investing activities	—	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from convertible promissory note -related party	100,000	—
Proceeds received from initial public offering	—	222,661,850
Proceeds received from private placement	—	6,853,240
Offering costs paid	(70,000)	(4,934,174)

Net cash provided by financing activities	30,000	224,540,823

Net increase (decrease) in cash	(609,984)	855,501
Cash - beginning of the period	625,442	—

Cash - end of the period	$15,458	$855,501

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$15,000

Offering costs included in accrued expenses	$—	$70,000

Offering costs paid by related party under promissory note	$—	$65,093

Deferred underwriting commissions in connection with the initial public offering	$—	$7,793,165

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share).

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
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $15,000 in its operating bank account and working capital of approximately $45,000 (not taking into account approximately $124,000 in franchise tax and income tax obligations that may be paid using investment income earned on the Trust Account).
Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4) and a loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), which was fully repaid on March 11, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account, and a post-IPO
promissory note from the Sponsor (the “convertible promissory note – related party”) (see Note 4).
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On June 27, 2022, the Company issued the convertible promissory note – related party in the amount of up to $650,000 to the Sponsor. As of June 30, 2022, $100,000 was drawn under the convertible promissory note – related party.
The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds currently available to operate the business prior to the initial Business Combination. The Company may need to raise additional capital through additional loans or investments from its Sponsor, its officers or directors or their affiliates. The Company’s Sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, the Company issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheet
s
. The Company’s Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had established a full valuation allowance on its deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Three Months Ended June 30,				For The Six Months Ended		For The Period From January 12, 2021 (inception)

	2022		2021		June 30, 2022		through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(108,674)	$(26,357)	$(214,837)	$(52,105)	$(401,946)	$(97,486)	$(288,952)	$(96,585)
Denominator:
Basic and diluted weighted average common shares outstanding	22,951,509	5,566,546	22,951,509	5,566,546	22,951,509	5,566,546	16,151,062	5,398,681

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing and the convertible promissory note – related party described below, the terms of any other such Working Capital Loans, if any, have not been determined and no other written agreements exist with respect to such loans. Any other such Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $
1.5

million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $
10.00
per share. The shares would be identical to the Private Placement Shares.
On June 27, 2022, the Company, issued the convertible promissory note – related party in the amount of up to $650,000
to its Sponsor (the “Payee”). The proceeds of the convertible promissory note – related party, which may be drawn down from time to time until the earlier to occur of (i) March 9, 2023, which is the date that is 24 months from the closing of the Company’s IPO, or if the period of time that the Company has to consummate a Business Combination is extended as a result of an amendment to its Certificate of Incorporation, the latest date of such extended period, and (ii) the date of the consummation of a Business Combination (such earlier date of (i) and (ii), the “Maturity Date”), will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes.
The convertible promissory note – related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the note was issued and is payable in full upon the Maturity Date. A failure to pay the principal amount outstanding and any and all interest earned thereon (the “Full Balance”) on the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action will be deemed an event of default, in which case the convertible promissory note – related party may be accelerated. Prior to the Company’s first payment of all or any portion of the Full Balance of the convertible promissory note – related party in cash, the Payee has the option to convert all, but not less than all, of the Full Balance of the convertible promissory note – related party into private placement shares (the “Conversion Shares”), equal to: (x) the Full Balance of the convertible promissory note – related party being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares would be identical to the Private Placement Shares. The Payee would be entitled to certain registration rights relating to the Conversion Shares. The Conversion Shares that may be issued pursuant to the convertible promissory note – related party would not be registered under the Securities Act, and would be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. The Company has determined that the conversion feature does not require bifurcation as an embedded derivative and as such the carrying value of the loan is recognized at cost and presented as a liability on the accompanying condensed balance sheets.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022, the Company had
$100,000
outstanding under the convertible promissory note – related party. No other
Working
Capital Loans were outstanding as of June 30, 2022. As of December 31, 2021, no Working Capital Loans were outstanding.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 under this agreement. For the six months ended June 30, 2022 and for the period from January 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $60,000 and $38,000, respectively, under the agreement. As of June 30, 2022 and December 31, 2021, the amount due to the Sponsor for these services was $150,000 and approximately $90,000, respectively,
which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
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
Note
5-Commitments
and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans (including the Conversion Shares), if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries,

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Management continues to evaluate the impact of these types of risks (including the impact of the ongoing global
COVID-19
pandemic on the industry) and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,266,185 shares of Class A common stock outstanding which were subject to possible redemption.
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

Note
7-Stockholders’
Deficit
Preferred Stock -
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 22,951,509 shares of Class A common stock issued and outstanding, including 22,266,185 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (See Note 6) and 685,324 non-redeemable
shares classified as permanent equity.
Class

B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 5,750,000 shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock issued, an aggregate of up to 750,000 shares of Class B common stock was subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of June 30, 2022 and December 31, 2021, there were 5,566,546 shares of Class B common stock issued and outstanding, none subject to forfeiture.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis, 20%
of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares or Conversion Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder
 Shares will never occur on a less than
one-for-one
basis.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$223,003,796	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,680,678	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no
transfers between levels during the three and six months ended June 30, 2022, during the three months ended June 30, 2021 and for the period from January 12, 2021 (inception) through June 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Subsequent
Events
On August 4, 2022, the Company borrowed an additional $150,000 under its convertible promissory note – related party. As a result, as of the date of this filing, $250,000 is outstanding under the convertible promissory note – related party.
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the above, the Company determined that there have been no events that have occurred that would require recognition or adjustments to the disclosures in the condensed financial statements.

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $15,000 in our operating bank account, and working capital of approximately $45,000 (not taking into account approximately $124,000 in income tax and franchise tax obligations that may be paid using investment income earned on the Trust Account).
Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4 to the accompanying condensed financial statements), the loan of approximately $65,000 from the Sponsor pursuant to an initial Note (as defined in Note 4 to the accompanying condensed financial statements), the proceeds from the consummation of the Private Placement not held in the Trust Account, and the proceeds from a post-IPO
convertible promissory note from our Sponsor (“convertible promissory note – related party”) which is considered to be a Working Capital Loan (as defined in Note 4 to the accompanying condensed financial statements). The Company fully repaid the initial Note on March 11, 2021. In order to finance additional transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with additional Working Capital Loans.
On June 27, 2022, we issued the convertible promissory note – related party in the amount of up to $650,000 to our Sponsor. The proceeds of the convertible promissory note – related party, may be drawn down from time to time until the Maturity Date (as defined in Note 4 to the accompanying condensed financial statements), and will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes. The convertible promissory note – related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the convertible promissory note – related party was issued and is payable in full upon the Maturity Date. As of June 30, 2022, $100,000 was drawn under the convertible promissory note – related party. No other Working Capital Loans were outstanding as of June 30, 2022. There were no Working Capital Loans outstanding at December 31, 2021.
We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. If our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds currently available to operate the business prior to the initial Business Combination. We may need to raise additional capital through additional loans or investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited
to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
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
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a Business Combination and the value of our securities.
Management continues to evaluate the impact of these types of risks (including the impact of the ongoing global
COVID-19
pandemic on the industry) and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from inception up to June 30, 2022, was for our formation and the IPO and, subsequent to the IPO, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had a net loss of approximately $135,000, which consisted of approximately $346,000 in general and administrative expenses, $30,000 in administrative expenses—related party, approximately $49,000 in franchise tax expenses, and approximately $10,000 in income tax expense, partly offset by approximately $301,000 in gain on investments held in the Trust Account.
For the three months ended June 30, 2021, we had net losses of approximately $267,000, which consisted of approximately $184,000 in general and administrative expenses, approximately $30,000 in administrative expenses—related party, and approximately $60,000 in franchise tax expenses, partly offset by approximately $8,000 in gain on investments held in Trust Account.
For the six months ended June 30, 2022, we had a net loss of approximately $499,000, which consisted of approximately $654,000 in general and administrative expenses, $60,000 in administrative expenses—related party, approximately $98,000 in franchise tax expenses, and approximately $10,000 in income tax expense, partly offset by approximately $323,000 in gain on investments held in the Trust Account.

For the period from January 12, 2021 (inception) through June 30, 2021, we had net losses of approximately $386,000, which consisted of approximately $266,000 in general and administrative expenses, approximately $38,000 in administrative expenses—related party, and approximately $93,000 in franchise tax expenses, offset by approximately $11,000 in gain on investments held in Trust Account.
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
For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately
$30,000 under this agreement. For the six months ended June 30, 2022 and for the period from January 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and approximately $38,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the amount due to the Sponsor for these services was $150,000 and approximately $90,000, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
Registration Rights
The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans (including the Conversion Shares), if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
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

Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, the Company issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheets. Our Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
The net proceeds of the IPO, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
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
On June 27, 2022, we issued the convertible promissory note – related party in the amount of up to $650,000 to our Sponsor (the “Payee”). The proceeds of the convertible promissory note – related party, which may be drawn down from time to time until the Maturity Date, will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes.
The convertible promissory note – related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the note was issued and is payable in full upon the Maturity Date. A failure to pay the principal amount outstanding and any and all interest earned thereon (the “Full Balance”) on the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action will be deemed an event of default, in which case the convertible promissory note – related party may be accelerated. Prior to our first payment of all or any portion of the Full Balance of the convertible promissory note – related party in cash, the Payee has the option to convert all, but not less than all, of the Full Balance of the convertible promissory note – related party into private placement shares (the “Conversion Shares”), equal to: (x) the Full Balance of the convertible promissory note – related party being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares would be identical to the Private Placement Shares. The Payee would be entitled to certain registration rights relating to the Conversion Shares. The Conversion Shares that may be issued pursuant to the convertible promissory note – related party would not be registered under the Securities Act, and would be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated June 27, 2022, issued by Lerer Hippeau Acquisition Corp. to LHAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 11, 2022	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer