Form 10-Q
period 2022-09-30
Lerer Hippeau Acquisition Corp.
filed 2022-11-10
CIK 1841948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of No
vember 10, 202
2, 22,951,509 Class A common shares, par value $0.0001 per share, and 5,566,546 Class B common shares, par value $0.0001 per share, were issued and outstanding.

LERER HIPPEAU ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 12, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 12, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		27

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LERER HIPPEAU ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$110,666	$625,442
Prepaid expenses	209,549	530,528

Total current assets	320,215	1,155,970
Investments held in Trust Account	224,008,885	222,680,678

Total Assets	$224,329,100	$223,836,648

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$85,228	$46,685
Accrued expenses	181,104	172,000
Franchise tax payable	164,982	194,023
Income tax payable	139,708	—
Convertible promissory note - related party	350,000	—

Total current liabilities	921,022	412,708
Deferred underwriting commissions	7,793,165	7,793,165

Total liabilities	8,714,187	8,205,873
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 22,266,185 shares issued and outstanding at redemption value of $10.03 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	223,356,159	222,661,850
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 685,324 shares issued and outstanding (excluding 22,266,185 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,566,546 shares issued and outstanding at September 30, 2022 and December 31, 2021	557	557
Additional paid-in capital	—	—
Accumulated deficit	(7,741,872)	(7,031,701)

Total stockholders’ deficit	(7,741,246)	(7,031,075)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$224,329,100	$223,836,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From January 12, 2021 (inception) through September 30, 2021
	2022	2021
General and administrative expenses	$238,674	$297,434	$892,618	$562,691
Administrative expenses - related party	30,000	30,000	90,000	68,387
Franchise tax expenses	51,507	50,411	149,639	143,562

Loss from operations	(320,181)	(377,845)	(1,132,257)	(774,640)
Gain on investments held in Trust Account	1,005,089	2,865	1,328,207	14,123
Interest expense	(1,086)	—	(1,104)	—

Income (loss) before income taxes	683,822	(374,980)	194,846	(760,517)
Income tax expense	(200,252)	—	(210,708)	—

Net income (loss)	$483,570	$(374,980)	$(15,862)	$(760,517)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,951,509	22,951,509	22,951,509	18,614,216

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,566,546	5,566,546	5,566,546	5,459,482

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.01)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30,
2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2021	685,324	$69	5,566,546	$557	$—	$(7,031,701)	$(7,031,075)
Net loss	—	—	—	—	—	(364,401)	(364,401)

Balance - March 31, 2022 (Unaudited)	685,324	69	5,566,546	557	—	(7,396,102)	(7,395,476)
Net loss	—	—	—	—	—	(135,031)	(135,031)

Balance - June 30, 2022 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(7,531,133)	$(7,530,507)
Increase in Class A common stock subject to possible redemption amount	—	—	—	—	—	(694,309)	(694,309)
Net income	—	—	—	—	—	483,570	483,570

Balance - September 30, 2022 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(7,741,872)	$(7,741,246)

For the Three Months Ended September 30, 2021 and For the Period from January 12, 2021 (inception) through September 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	685,324	69	—	—	6,853,171	—	6,853,240
Forfeiture of Class B common stock	—	—	(183,454)	(18)	18	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(6,877,614)	(5,999,818)	(12,877,432)
Net loss	—	—	—	—	—	(118,595)	(118,595)

Balance - March 31, 2021 (Unaudited)	685,324	69	5,566,546	557	—	(6,118,413)	(6,117,787)
Net loss	—	—	—	—	—	(266,942)	(266,942)

Balance - June 30, 2021 (Unaudited)	685,324	69	5,566,546	557	—	(6,385,355)	(6,384,729)
Net loss	—	—	—	—	—	(374,980)	(374,980)

Balance - September 30, 2021 (Unaudited)	685,324	$69	5,566,546	$557	$—	$(6,760,335)	$(6,759,709)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LERER HIPPEAU ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From January 12, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(15,862)	$(760,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(1,328,207)	(14,123)
Changes in operating assets and liabilities:
Prepaid expenses	320,979	(663,020)
Accounts payable	108,543	8,387
Accrued expenses	9,104	70,115
Franchise tax payable	(29,041)	143,562
Income tax payable	139,708	—

Net cash used in operating activities	(794,776)	(1,215,596)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,661,850)

Cash used in investing activities	—	(222,661,850)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,093)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from convertible promissory note	350,000	—
Proceeds received from initial public offering	—	222,661,850
Proceeds received from private placement	—	6,853,240
Offering costs paid	(70,000)	(4,949,174)

Net cash provided by financing activities	280,000	224,525,823

Net change in cash	(514,776)	648,377
Cash - beginning of the period	625,442	—

Cash - end of the period	$110,666	$648,377

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000

Offering costs paid by related party under promissory note	$—	$65,093

Deferred underwriting commissions in connection with the initial public offering	$—	$7,793,165

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account
.

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $111,000 in its operating bank account and
a
working capital deficit of approximately $296,000 (not taking into account approximately $305,000 in franchise tax and income tax obligations that may be paid using investment income earned on the Trust Account).
Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4) and a loan of approximately $65,000 from the Sponsor pursuant to the Note (as defined in Note 4), which was fully repaid on March 11, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account, and a post-IPO
promissory note from the Sponsor (the “convertible promissory note—related party”) (see Note 4).
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On June 27, 2022, the Company issued the convertible promissory note—related party in the amount of up to $650,000 to the Sponsor. As of September 30, 2022, $350,000 was drawn under the convertible promissory note—related party.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the c ondensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in t he Trust Account are determined using available market information.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, the Company issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheets. The Company’s Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had established a full valuation allowance on its deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Three Months Ended September 30,				For The Nine Months		For The Period From January 12, 2021 (inception)
	2022		2021		Ended September 30, 2022		through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$389,180	$94,390	$(301,786)	$(73,194)	$(12,766)	$(3,096)	$(588,045)	$(172,472)
Denominator:
Basic and diluted weighted average common shares outstanding	22,951,509	5,566,546	22,951,509	5,566,546	22,951,509	5,566,546	18,614,216	5,459,482

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.03)

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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing and the convertible promissory note - related party described below, the terms of any other such Working Capital Loans, if any, have not been determined and no other written agreements exist with respect to such loans. Any other such Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5
million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of
$10.00
per share. The shares would be identical to the Private Placement Shares.
On June 27, 2022, the Company issued the convertible promissory note - related party in the amount of up to
$650,000
to its Sponsor (the “Payee”). The proceeds of the convertible promissory note - related party, which may be drawn down from time to time until the earlier to occur of (i) March 9, 2023, which is the date that is 24 months from the closing of the Company’s IPO, or if the period of time that the Company has to consummate a Business Combination is extended as a result of an amendment to its Certificate of Incorporation, the latest date of such extended period, and (ii) the date of the consummation of a Business Combination (such earlier date of (i) and (ii), the “Maturity Date”), will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes.
The convertible promissory note - related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the note was issued and is payable in full upon the Maturity Date. A failure to pay the principal amount outstanding and any and all interest earned thereon (the “Full Balance”) on the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action will be deemed an event of default, in which case the convertible promissory note - related party may be accelerated. Prior to the Company’s first payment of all or any portion of the Full Balance of the convertible promissory note - related party in cash, the Payee has the option to convert all, but not less than all, of the Full Balance of the convertible promissory note - related party into private placement shares (the “Conversion Shares”), equal to: (x) the Full Balance of the convertible promissory note - related party being converted, divided by (y)
$10.00,
rounded up to the nearest whole number of shares. The Conversion Shares would be identical to the Private Placement Shares. The Payee would be entitled to certain registration rights relating to the Conversion Shares. The Conversion Shares that may be issued

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

pursuant to the convertible promissory note - related party would not be registered under the Securities Act, and would be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. The Company has determined that the conversion feature does not require bifurcation as an embedded derivative and as such the carrying value of the loan is recognized at cost and presented as a liability on the accompanying condensed balance sheets.
As of September 30, 2022, the Company had $350,000 outstanding under the convertible promissory note - related
party. No other Working Capital Loans were outstanding as of September 30, 2022. As of December 31, 2021, no Working Capital Loans were outstanding.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 under this agreement. For the nine months ended September 30, 2022 and for the period from January 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $68,000, respectively, under the agreement. As of September 30, 2022 and December 31, 2021, the amount due to the Sponsor for these services was $180,000 and approximately $90,000, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
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

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,266,185 shares of Class A common stock outstanding which were subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gross proceeds	$222,661,850
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(12,877,432)
Plus:
Accretion on Class A common stock subject to possible redemption amount	12,877,432

Class A common stock subject to possible redemption, December 31, 2021	222,661,850
Increase in Class A common stock subject to possible redemption amount	694,309

Class A common stock subject to possible redemption, September 30, 2022	$223,356,159

Note
7-Stockholders’
Deficit
Preferred Stock -
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 22,951,509 shares of Class A common stock issued and outstanding, including 22,266,185 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (See Note 6) and 685,324 non-redeemable
shares classified as permanent equity.
Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued
5,750,000
shares of Class B common stock to the Sponsor. Of the 5,750,000 shares of Class B common stock issued, an aggregate of up to 750,000 shares of Class B common stock was subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase 2,266,185 Public Shares and forfeited the remainder of their option; thus, an aggregate of 183,454 Founder Shares were forfeited and canceled by the Company. As of September 30, 2022 and December 31, 2021, there were 5,566,546 shares of Class B common stock issued and outstanding, none subject to forfeiture.
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
basis.

LERER HIPPEAU ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$224,008,885	$—	$—
December 31,
2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$222,680,678	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the three and nine months ended September 30, 2022, during the three months ended September 30, 2021 and during the period from January 12, 2021 (inception) through September 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require recognition or adjustments to the disclosures in the condensed financial statements
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

If we are unable to complete a Business Combination within 24 months from the closing of the IPO, or March 9, 2023, or during any extended period of time that we may have to consummate a Business Combination as a result of an amendment to our amended and restated certificate of incorporation (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $111,000 in our operating bank account, and a working capital deficit of approximately $296,000 (not taking into account approximately $305,000 in income tax and franchise tax obligations that may be paid using investment income earned on the Trust Account).

Our liquidity needs to date have been satisfied through a cash contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4 to the accompanying condensed financial statements), the loan of approximately $65,000 from the Sponsor pursuant to an initial Note (as defined in Note 4 to the accompanying condensed financial statements), the proceeds from the consummation of the Private Placement not held in the Trust Account, and the proceeds from a post-IPO convertible promissory note from our Sponsor (the “convertible promissory note - related party”) which is considered to be a Working Capital Loan (as defined in Note 4 to the accompanying condensed financial statements). We fully repaid the initial Note on March 11, 2021. In order to finance additional transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with additional Working Capital Loans.

On June 27, 2022, we issued the convertible promissory note - related party in the amount of up to $650,000 to our Sponsor. The proceeds of the convertible promissory note - related party, may be drawn down from time to time until the Maturity Date (as defined in Note 4 to the accompanying condensed financial statements), and will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes. The convertible promissory note - related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the convertible promissory note - related party was issued and is payable in full upon the Maturity Date. As of September 30, 2022, $350,000 was drawn under the convertible promissory note - related party. No other Working Capital Loans were outstanding as of September 30, 2022. There were no Working Capital Loans outstanding at December 31, 2021.

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

On November 4, 2022, we filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow us to unwind and redeem all of our outstanding public shares on such date (not later than December 30, 2022) as shall be determined by our Board of Directors and publicly announced by us (the “Amended Termination Date”), in advance of the mandatory liquidation date of March 9, 2023. If implemented, the Charter Amendment would also allow us to remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow us to redeem public shares notwithstanding the fact that such redemption would result in us having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. We will also seek stockholder approval to amend the Investment Management Trust Agreement, dated March 4, 2021, by and between us and Continental Stock Transfer & Trust Company to change the date on which the trustee must commence liquidation of the Trust Account to the Amended Termination Date.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity from inception up to September 30, 2022, was for our formation and the IPO and, subsequent to the IPO, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $484,000, which consisted of approximately $1.0 million in gain on investments held in the Trust Account, partially offset by approximately $239,000 in general and administrative expenses, $30,000 in administrative expenses-related party, approximately $1,000 in interest expense, approximately $52,000 in franchise tax expenses, and approximately $200,000 in income tax expense.

For the three months ended September 30, 2021, we had a net loss of approximately $375,000, which consisted of approximately $297,000 in general and administrative expenses, approximately $30,000 in administrative expenses-related party, and approximately $50,000 in franchise tax expenses, partially offset by approximately $3,000 in gain on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had a net loss of approximately $16,000, which consisted of approximately $893,000 in general and administrative expenses, $90,000 in administrative expenses-related party, approximately $150,000 in franchise tax expenses, and approximately $211,000 in income tax expense, partly offset by approximately $1.3 million in gain on investments held in the Trust Account.

For the period from January 12, 2021 (inception) through September 30, 2021, we had a net loss of approximately $761,000, which consisted of approximately $563,000 in general and administrative expenses, approximately $68,000 in administrative expenses-related party, and approximately $144,000 in franchise tax expenses, partially offset by approximately $14,000 in gain on investments held in Trust Account.

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

For the three months ended September 30, 2022 and 2021, we incurred expenses of approximately $30,000 under this agreement. For the nine months ended September 30, 2022 and for the period from January 12, 2021 (inception) through September 30, 2021, we incurred expenses of $90,000 and approximately $68,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the amount due to the Sponsor for these services was $180,000 and approximately $90,000, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans (including the Conversion Shares (as defined below)), if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. As part of the Private Placement, we issued 685,324 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in our balance sheets. Our Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 22,266,185 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance, and the proceeds held in the Trust Account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

On June 27, 2022, we issued the convertible promissory note - related party in the amount of up to $650,000 to our Sponsor (the “Payee”). The proceeds of the convertible promissory note - related party, which may be drawn down from time to time until the Maturity Date, will be used for costs and expenses related to a Business Combination transaction and for general working capital purposes.

The convertible promissory note—related party bears interest at the lowest short-term Applicable Federal Rate (within the meaning of Internal Revenue Code Section 1274) in effect as of the date the note was issued and is payable in full upon the Maturity Date. A failure to pay the principal amount outstanding and any and all interest earned thereon (the “Full Balance”) on the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action will be deemed an event of default, in which case the convertible promissory note—related party may be accelerated. Prior to our first payment of all or any portion of the Full Balance of the convertible promissory note—related party in cash, the Payee has the option to convert all, but not less than all, of the Full Balance of the convertible promissory note—related party into private placement shares (the “Conversion Shares”), equal to: (x) the Full Balance of the convertible promissory note—related party being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares would be identical to the Private Placement Shares. The Payee would be entitled to certain registration rights relating to the Conversion Shares. The Conversion Shares that may be issued pursuant to the convertible promissory note—related party would not be registered under the Securities Act and would be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

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

Dated: November 10, 2022	LERER HIPPEAU ACQUISITION CORP.

	By:	/s/ Eric Hippeau
	Name:	Eric Hippeau
	Title:	Chief Executive Officer